Form 10-Q
period 2026-06-30
Curaleaf Holdings, Inc.
filed 2026-08-06
CIK 1756770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-249081
CURALEAF HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1461045
(Province or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
250 Harbor Drive, Third Floor, Stamford, Connecticut 06902
(Address of Principal Executive Offices)
(917) 717-5875
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities for which there is a reporting obligation pursuant to Section 15(d) of the Act: Subordinate Voting Shares;
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☒	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☐	Smaller reporting company
		☐	Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of capital or common stock, as of July 27, 2026:

Subordinate Voting Shares	233,484,263
Multiple Voting Shares	31,323,568

1

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (the "Quarterly Report") contains "forward-looking statements" within the meaning of United States (the "U.S.") securities laws, including Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations or assumptions regarding the future of our business, future plans and strategies, operational results and other future conditions. In addition, we may make or approve certain statements, with the SEC, in press releases or in presentations by our representatives that are not statements of historical fact and which may also constitute forward-looking statements. All statements, other than statements of historical fact, made by us that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements preceded by, “followed by” or that include words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal” or the negative of those words or other similar or comparable words and includes, among others, information regarding: expectations of the effects and potential benefits of any transactions; statements relating to our business, future activities and developments after the date of this Quarterly Report, including such things as future business strategy, competitive strengths, goals, expansion and growth; expectations that cannabis licenses applied for will be obtained; the current state of cannabis legalization, including the fact that medical-use cannabis is now legal in 48 U.S. states, the District of Columbia and certain U.S. territories, and potential future legalization of adult-use cannabis and/or federal rescheduling or descheduling of cannabis under U.S. federal law and/or foreign jurisdictions; expectations of market size and growth; the expected benefits, timing and effects of the Company’s redomicile transaction, including any changes to the Company’s regulatory, tax or governance profile as a result thereof; expectations for other economic, business, regulatory and/or competitive factors related to us or the cannabis industry; the ability of U.S. holders of our securities to sell our securities on the Toronto Stock Exchange (the “TSX”); and other events or conditions that may occur in the future. Forward-looking statements may relate to future financial conditions, results of operations, plans, objectives, performance or business developments. These statements speak only as of and at the date they are made and are based on information currently available and current expectations at that time. Holders of our securities are cautioned that forward-looking statements are not based on historical facts, but instead are based on reasonable assumptions and our estimates at the time they were provided or made and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties relating to: the legality of cannabis in the U.S., including its classification as a controlled substance under the U.S. Federal Controlled Substances Act ("CSA"); compliance with anti-money laundering laws and regulations; the lack of access to U.S. bankruptcy protections; financing constraints, including limited access to banking and risks associated with raising additional capital; general regulatory and legal restrictions, including limitations imposed by the TSX; potential legal, regulatory or political changes; licensing and ownership limitations; regulatory actions and approvals from the U.S. Food and Drug Administration (“FDA”), including the risk of increased FDA oversight; potential heightened scrutiny by regulators; loss of foreign private issuer status; internal control deficiencies; litigation exposure; higher compliance costs as a public company in both Canada and the U.S.; recent and proposed U.S. cannabis and hemp licensing legislation; environmental risks, including compliance with environmental regulations and unforeseen environmental liabilities; expansion into foreign jurisdictions and the legality of cannabis abroad; future acquisitions or dispositions; dependence on key suppliers and service providers; enforceability of contracts; risks associated with our subordinate voting shares (“SVS”), including resale limitations, limited liquidity for U.S. investors, market price volatility as well as significant sales of SVS; reliance on senior management and other key personnel, including challenges in recruiting and retaining such personnel; competitive pressures; risks inherent in agricultural operations; adverse publicity or shifts in consumer perception; product liability and recalls; uncertainty regarding results of future clinical research; reliance on agricultural inputs; limited market data and forecasting uncertainty, including the risk that past performance or financial projections may not be reliable indicators of future results; intellectual property risks; marketing and advertising restrictions; fraudulent or illegal activity by employees, consultants or contractors; labor risks, including potential union activity; information technology failures, cyber-attacks or security breaches; reliance on management services agreements with subsidiaries and affiliates; website accessibility and digital compliance requirements; high bonding and insurance costs; risks associated with leverage and debt management; challenges related to growth and scalability; conflicts of interest; global economic pressures, including tariffs, retaliatory measures and trade disputes; currency exchange fluctuations; risks related to our business structure and securities, including our status as a holding company, lack of dividend history, indebtedness and concentrated voting control; limited shareholder rights in corporate affairs; enforcement challenges against directors and officers residing outside Canada; tax risks; risks associated with the Company’s redomicile transaction, including the risk that anticipated benefits are not realized or that the transaction triggers adverse tax, regulatory or contractual consequences; and those risks described in this Quarterly Report and discussed further in Part I - Item 1A - Risk Factors of our Annual Report on Form 10-K (the "Annual Report") and in Part II - Item 1A - Risk Factors of this Quarterly Report.
The purpose of forward-looking statements is to provide the reader with a description of our expectations, and such forward-looking statements may not be appropriate for any other purpose. In particular, but without limiting the foregoing, disclosure in this Quarterly Report as well as statements regarding our objectives, plans and goals, including future operating results and economic performance, may make reference to or involve forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Certain of the forward-looking statements and other information contained herein concerning the cannabis industry, its medical and adult use, our general expectations concerning the industry and our business and operations are based on our estimates. We prepare these estimates using reasonable data from publicly available governmental sources, market research and industry analysis as well as assumptions that we believe to be reasonable based on our data and knowledge of the cannabis industry. Although generally indicative of relative market positions, market shares and performance characteristics, such data is inherently imprecise. While we are not aware of any misstatements regarding any government or industry data presented herein, the cannabis industry involves risks and uncertainties that are subject to change based on various factors.
A number of factors could cause actual events, performance or results to differ materially from what is projected in the forward-looking statements, and undue reliance should not be placed on forward-looking statements contained in this Quarterly Report. Such forward-looking statements are made as of the date of this Quarterly Report. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law. Our forward-looking statements are expressly qualified in their entirety by this cautionary statement.

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)
PART I
ITEM 1. FINANCIAL STATEMENTS

		As of
	Note	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	3	$94,588	$89,213
Restricted cash	3	12,380	12,360
Accounts receivable, net of allowance for credit losses of $1,982 and $2,617, respectively	7, 27	74,907	76,339
Inventories	8	244,724	225,022
Assets held for sale and discontinued operations	5, 6	2,809	3,681
Prepaid expenses and other current assets	3	31,021	37,379
Notes receivable - current	9	7,368	4,629
Total current assets		467,797	448,623
Deferred tax asset	23	541	443
Income tax receivable	23	2,382	2,382
Other assets - net of current	14	18,379	13,396
Notes receivable - net of current	9	834	2,980
Property, plant and equipment, net	10, 12	505,898	520,386
Right-of-use assets, finance lease, net	11	107,914	97,599
Right-of-use assets, operating lease, net	11	121,516	113,274
Intangible assets, net	13	956,074	1,011,115
Goodwill	13	633,022	635,117
Total assets		$2,814,357	$2,845,315

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

		As of
	Note	June 30, 2026	December 31, 2025
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$60,073	$74,725
Accrued expenses	15	122,172	110,493
Income tax payable		11,195	18,952
Lease liabilities, finance - current	11	15,228	11,684
Lease liabilities, operating - current	11	20,366	19,837
Notes payable - current	16	41,009	35,730
Deferred consideration liability - current	4, 27	16,235	2,966
Financial obligations - current	12	10,138	7,238
Liabilities associated with assets held for sale and discontinued operations	5, 6	6,786	7,073
Other current liabilities		3,911	5,616
Total current liabilities		307,113	294,314
Deferred tax liability	23	129,224	212,002
Notes payable - net of current	16	570,532	512,922
Lease liabilities, finance - net of current	11	152,453	144,446
Lease liabilities, operating - net of current	11	109,622	102,346
Uncertain tax position	23	468,485	531,508
Contingent consideration liability - net of current	4, 27	3,879	3,358
Deferred consideration liability - net of current	4, 27	125	—
Financial obligations - net of current	12	195,431	202,901
Other non-current liabilities		10,033	1,237
Total liabilities		$1,946,897	$2,005,034

Commitments and contingencies	26

Temporary equity:
Redeemable non-controlling interest contingency	2, 18	—	83,931

Shareholders’ equity:
Common stock, no par value; unlimited shares authorized; 264,737,501 and 257,491,582 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively.		$—	$—
Additional paid-in capital	17	2,385,008	2,345,402
Accumulated other comprehensive loss		(12,610)	(1,808)
Accumulated deficit		(1,504,938)	(1,587,244)
Total shareholders’ equity		867,460	756,350
Total liabilities, temporary equity and shareholders’ equity		$2,814,357	$2,845,315

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

		Three months ended June 30,		Six months ended June 30,
	Note	2026	2025	2026	2025
Revenues, net:
Retail and wholesale revenues		$336,724	$308,490	$657,634	$613,473
Management fee income		3,375	2,096	6,696	3,738
Total revenues, net	25	340,099	310,586	664,330	617,211
Cost of goods sold	10, 11	170,185	157,502	337,126	308,560
Gross profit		169,914	153,084	327,204	308,651
Operating expenses:
Selling, general and administrative	20, 19	131,677	111,357	254,547	222,176
Depreciation and amortization	10, 11, 12, 13	34,015	35,481	67,682	70,863
Total operating expenses		165,692	146,838	322,229	293,039
Income from continuing operations		4,222	6,246	4,975	15,612
Other income (expense):
Interest income		149	166	361	338
Interest expense related to notes payable and deferred consideration liabilities	16	(17,823)	(14,646)	(32,847)	(28,807)
Interest expense related to lease liabilities and financial obligations	11, 12	(9,892)	(11,074)	(20,395)	(22,158)
(Loss) gain on impairment	10, 11, 13	(41)	1,209	(41)	(2,486)
Other (expense) income, net	22	(2,923)	1,829	(6,990)	4,832
Total other expense, net		(30,530)	(22,516)	(59,912)	(48,281)
Loss before Benefit (provision) for income taxes		(26,308)	(16,270)	(54,937)	(32,669)
Benefit (provision) for income taxes		38,784	(31,841)	137,489	(65,493)
Net income (loss) from continuing operations		12,476	(48,111)	82,552	(98,162)
Net income (loss) from discontinued operations	6	31	(5,495)	(262)	(15,688)
Net income (loss)		12,507	(53,606)	82,290	(113,850)
Less: Net (loss) income attributable to non-controlling interest	2, 18	—	(445)	(16)	372
Net income (loss) attributable to Curaleaf Holdings, Inc.		$12,507	$(53,161)	$82,306	$(114,222)

Per share — basic:	24
Net income (loss) per share from continuing operations(1)		$0.05	$(0.24)	$0.32	$(0.49)
Net loss per share from discontinued operations		—	(0.02)	—	(0.06)
Net income (loss) per share attributable to Curaleaf Holdings, Inc.(1)		$0.05	$(0.26)	$0.32	$(0.55)
Basic weighted-average common shares outstanding		263,067,698	252,423,544	260,782,402	251,912,438

Per share – diluted(1):	24
Net income (loss) per share from continuing operations(1)		$0.05	$(0.24)	$0.31	$(0.49)
Net loss per share from discontinued operations		—	(0.02)	—	(0.06)
Net income (loss) per share attributable to Curaleaf Holdings, Inc.(1)		$0.05	$(0.26)	$0.31	$(0.55)
Dilutive weighted-average common shares outstanding(2)		270,702,440	252,423,544	268,804,422	251,912,438

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

(1) Certain non-controlling interests are redeemable at the option of the holders. Amounts recognized as accretion of redeemable non-controlling interests are recorded directly to shareholders' equity and reduce income available to subordinate voting shareholders in the calculation of earnings per share. The redeemable non-controlling interest was settled during the second quarter of 2026. The redeemable non-controlling interest was settled during the second quarter of 2026. The excess redemption value included in the EPS calculation for the six months ended June 30, 2026 relates to accretion recognized through the settlement date. See Note 2 — Basis of presentation and consolidation and Note 24 — Earnings per share for additional information.

(2) As a result of the Company’s net loss for the three and six months ended June 30, 2025, all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share are the same for each period presented.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025

Net income (loss) from continuing operations	$12,476	$(48,111)	$82,552	$(98,162)
Foreign currency translation (loss) gain	(3,792)	19,179	(8,445)	27,998
Net comprehensive income (loss) from continuing operations	8,684	(28,932)	74,107	(70,164)
Net comprehensive income (loss) from discontinued operations	31	(5,495)	(262)	(15,688)
Net comprehensive income (loss)	8,715	(34,427)	73,845	(85,852)
Less: Net comprehensive (loss) income attributable to non-controlling interest	(3,685)	5,136	—	8,709
Net comprehensive income (loss) attributable to Curaleaf Holdings, Inc.	$12,400	$(39,563)	$73,845	$(94,561)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Statements of Temporary Equity and Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)

	Redeemable Non-controlling Interest Contingency	Common Shares				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
		Number of Shares(2)	Amounts	Number of Shares(2)	Amounts
		SVS*	SVS*	MVS***	MVS***

Balances as of December 31, 2024	$132,179	218,696,071	$—	31,323,568	$—	$2,237,468	$(20,080)	$(1,356,174)	$861,214
Extinguishment of convertible notes by issuance of SVS*	—	1,427,532	—	—	—	16,500	—	—	16,500
Foreign currency translation gain	2,756	—	—	—	—	—	6,063	—	6,063
Exercise of stock options	—	33,333	—	—	—	10	—	—	10
Issuance of SVS* for settlement of RSUs**	—	556,208	—	—	—	—	—	—	—
Issuance of SVS* for settlement of PSUs**	—	119,983	—	—	—	—	—	—	—
Excess redemption value above carrying value	13,327	—	—	—	—	(13,327)	—	—	(13,327)
Share-based compensation	—	—	—	—	—	4,624	—	—	4,624
Net income (loss)	817	—	—	—	—	—	—	(61,063)	(61,063)
Balances as of March 31, 2025	$149,079	220,833,127	$—	31,323,568	$—	$2,245,275	$(14,017)	$(1,417,237)	$814,021
Issuance of SVS* to settle non-controlling interest	(102,114)	2,270,284	—	—	—	102,114	—	—	102,114
Acquisition related contingent equity consideration	—	207,055	—	—	—	497	—	—	497
Acquisition related deferred equity consideration	—	32,017	—	—	—	77	—	—	77
Issuance of SVS* for settlement of liability(1)	—	32,017	—	—	—	77	—	—	77
Foreign currency translation gain	5,581	—	—	—	—	—	13,598	—	13,598
Issuance of SVS* for settlement of RSUs**	—	108,860	—	—	—	—	—	—	—
Excess redemption value above carrying value	11,861	—	—	—	—	(11,861)	—	—	(11,861)
Share-based compensation	—	—	—	—	—	5,933	—	—	5,933
Net income (loss)	(445)	—	—	—	—	—	—	(53,161)	(53,161)
Balances as of June 30, 2025	$63,962	223,483,360	$—	31,323,568	$—	$2,342,112	$(419)	$(1,470,398)	$871,295

(1) The Company issued shares to settle a liability stemming from then-outstanding supply obligations.
(2) Results have been adjusted to reflect the 1-for-3 Reverse Split on June 5, 2026. See Note 2, “Basis of presentation and consolidation” for details regarding the reverse stock split.
* as defined in Note 1 — Operations of the Company.
** as defined in Note 3 - Significant accounting policies
*** as defined in Note 17 - Shareholders' equity

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Statements of Temporary Equity and Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)

	Redeemable Non-controlling Interest Contingency	Common Shares				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
		Number of Shares(2)	Amounts	Number of Shares(2)	Amounts
		SVS*	SVS*	MVS***	MVS***

Balances as of December 31, 2025	$83,931	226,168,014	$—	31,323,568	$—	$2,345,402	$(1,808)	$(1,587,244)	$756,350
Foreign currency translation loss	3,701	—	—	—	—	—	(8,354)	—	(8,354)
Exercise of stock options	—	996,576	—	—	—	478	—	—	478
Issuance of SVS* upon vesting of RSUs**	—	1,995,496	—	—	—	—	—	—	—
Issuance of SVS* upon vesting of PSUs**	—	928,214	—	—	—	—	—	—	—
SVS* withheld and issued related to statutory tax withholding obligations(3)	—	(920,404)	—	—	—	(6,444)	—	—	(6,444)
Excess redemption value above carrying value	381	—	—	—	—	(381)	—	—	(381)
Share-based compensation	—	—	—	—	—	9,664	—	—	9,664
Net (loss) income	(16)	—	—	—	—	—	—	69,799	69,799
Balances as of March 31, 2026	$87,997	229,167,896	$—	31,323,568	$—	$2,348,719	$(10,162)	$(1,517,445)	$821,112
Foreign currency translation loss	(3,685)	—	—	—	—	2,541	(2,448)	—	93
Acquisition of non-controlling interest	(65,421)	—	—	—	—	65,421	—	—	65,421
Exercise of stock options	—	301,748	—	—	—	805	—	—	805
Repurchase of SVS for retirement(1)	—	(93,363)	—	—	—	(1,000)	—	—	(1,000)
Issuance of SVS* to settle non-controlling interest	—	3,473,087	—	—	—	36,676	—	—	36,676
Issuance of SVS* upon vesting of RSUs**	—	563,276	—	—	—	—	—	—	—
SVS* withheld and issued related to statutory tax withholding obligations(3)	—	1,289	—	—	—	(15)	—	—	(15)
Excess redemption value above carrying value	(18,891)	—	—	—	—	(78,609)	—	—	(78,609)
Share-based compensation	—	—	—	—	—	10,470	—	—	10,470
Net (loss) income	—	—	—	—	—	—	—	12,507	12,507
Balances as of June 30, 2026	$—	233,413,933	$—	31,323,568	$—	$2,385,008	$(12,610)	$(1,504,938)	$867,460

(1) In connection with the Company’s repurchases of SVS* under the normal course issuer bid during the six months ended June 30, 2026. See Note 17, "Shareholders' equity" for further details.
(2) Results have been adjusted to reflect the 1-for-3 Reverse Split on June 5, 2026. See Note 2, “Basis of presentation and consolidation” for details regarding the reverse stock split.
(3) Represents share withholding and issuance activity related to statutory tax obligations upon vesting of PSUs and RSUs during the three months ended June 30, 2026.
* as defined in Note 1 — Operations of the Company.
** as defined in Note 3 - Significant accounting policies
*** as defined in Note 17 - Shareholders' equity
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

		Six months ended June 30,
	Note	2026	2025

Cash flows from operating activities:
Net income (loss) from continuing operations		$82,552	$(98,162)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	10, 11, 12, 13	96,467	97,993
Share-based compensation	19	20,134	13,101
Non-cash interest expense		21,612	4,046
Amortization of operating lease right-of-use assets	11	9,893	9,626
Loss on impairment	10, 11, 12	41	2,486
Loss (gain) on debt extinguishment and third party debt issuance costs	16, 22	4,494	(1,487)
Deferred taxes		(81,770)	(12,599)
Other adjustments, net		(1,995)	918
Foreign exchange loss (gain)	22	4,226	(4,924)
Changes in assets and liabilities:
Accounts receivable, net	7, 27	728	(2,314)
Inventories	8	(18,481)	(2,336)
Prepaid expenses and other current assets	3	8,057	2,362
Income tax receivable	23	—	4,305
Net assets held for sale and discontinued operations	5, 6	375	—
Other assets - net of current	14	1,964	(723)
Accounts payable		(14,188)	(14,032)
Accrued expenses and other liabilities	15	(3,272)	(7,075)
Income tax payable		(70,644)	75,131
Lease liabilities, operating	11	(9,888)	(8,751)
Net cash provided by operating activities from continuing operations		50,305	57,565
Net cash used in operating activities from discontinued operations		(61)	(10,588)
Net cash provided by operating activities		50,244	46,977

Cash flows from investing activities:
Purchases of property, plant and equipment	10, 12	(32,915)	(30,799)
Disposals of property, plant and equipment	10, 12	—	245
Acquisition-related cash payments, net of cash acquired	4	—	(542)
Purchases of intangibles	13	(287)	(385)
Purchase of investments	14	—	(287)
Issuance of notes receivable	9	(1,216)	(1,782)
Payments received on notes receivables	9	583	286
Dividend received on investments		20	—
Net cash used in investing activities from continuing operations		(33,815)	(33,264)
Net cash used in investing activities from discontinued operations		—	(538)
Net cash used in investing activities		(33,815)	(33,802)

Cash flows from financing activities:
Proceeds from notes payable(1)	16	426,511	36,383
Principal payments on notes payable	16	(361,268)	(36,917)
Minority interest buyouts	18	(50,875)	—
Payments of debt issuance costs	16	(7,620)	(950)
Principal payments on finance lease liabilities	11	(6,031)	(4,952)
Principal payments on financial obligations	12	(4,570)	(2,763)
Exercise of stock options	19	1,283	10
Remittances of statutory withholdings on share-based payment awards(2)	17	(6,459)
Payments to repurchase SVS	17	(1,000)	—

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

Payments of deferred consideration	4	(618)	(6,398)
Payments of contingent consideration		—	(3,236)
Net cash used in financing activities from continuing operations		(10,647)	(18,823)
Net cash used in financing activities from discontinued operations		—	—
Net cash used in financing activities		(10,647)	(18,823)

Net increase (decrease) in cash and cash equivalents (including restricted cash)		5,782	(5,648)
Cash and cash equivalents (including restricted cash), beginning of period		101,573	107,225
Effect of exchange rate changes on cash and cash equivalents (including restricted cash)		(387)	692
Cash and cash equivalents (including restricted cash), end of period		$106,968	$102,269

Non-cash investing & financing activities:
Purchases of property, plant and equipment within accounts payable and accrued expenses	10	$2,670	$1,583
Exchanged portion of Senior Secured Notes - 2026* for Senior Secured Notes - 2029*(1)	16	142,202	—
Non-cash proceeds from Note Exchange*	16	—	7,000
Extinguishment of convertible notes by issuance of SVS*	16	—	16,500
Issuance of SVS* in connection with acquisitions	4	—	574
Deferred consideration incurred in connection with acquisitions	4, 27	—	985
Issuance of SVS* for settlement of liability		—	77
Transfer to assets held for sale, net	5	—	1,331
Issuance of SVS* to purchase non-controlling interest	18	36,676	5,418
Non-cash reduction to deferred sale proceeds	5	—	120
Non-cash activity related to obtaining finance right-of-use assets	11	9,996	2,044
Non-cash activity related to obtaining operating right-of-use assets	11	19,950	7,749
Other non-cash activity related to finance right-of-use assets	11	7,588	3,605
Other non-cash activity related to operating right-of-use assets	11	(632)	1,203
Excess redemption value attributable to non-controlling interest	18	(18,891)	25,188

Supplemental disclosure of cash flow information:
Cash paid for taxes		$5,413	$20,912
Cash paid for interest		50,539	51,492
*as defined herein
(1) The remaining outstanding balance of the Senior Secured Notes – 2026* of $142.2 million was exchanged on a non-cash basis for Senior Secured Notes – 2029*.
(2) In connection with the Company’s net share settlement (withhold-to-cover) of PSUs* and RSUs* that vested during the six months ended. See Note 17, "Shareholders' Equity" for further details.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)

Explanatory Note
Unless otherwise noted or the context otherwise requires, all information provided in the Condensed Consolidated Financial Statements (Unaudited) as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 and the accompanying notes (together, the “Consolidated Financial Statements (Unaudited)”) is given as of June 30, 2026, and references to the “Company” or “Curaleaf” refer to Curaleaf Holdings, Inc. (the “Company”), its wholly-owned subsidiaries, majority-owned subsidiaries and legal entities in which it holds a controlling financial interest.
Note 1 — Operations of the Company
The Company is a global cannabis company dedicated to developing, manufacturing and distributing a portfolio of cannabis brands for consumers and patients worldwide. The Company's product portfolio includes flower, pre-rolls, vaporizer cartridges, concentrates, topicals, tinctures, edibles and beverages.
The Company's global brand portfolio consists of Select, Grassroots, Find, Dark Heart, Reef, Anthem, Curaleaf, JAMS, Four20 Pharma, and Huala.
Domestic Operations:
In the United States (“U.S.”), the Company serves the medical and adult-use cannabis markets through retail and wholesale channels. As of June 30, 2026, the Company's U.S. operations, conducted by the Company and/or its affiliates, spanned 14 states and included 173 dispensaries, 16 cultivation sites and 16 manufacturing facilities.
International Operations:
The Company's international operations extend to cultivation, processing, manufacturing and distribution in several key markets:
• Cultivation: The Company operates licensed cultivation facilities in Portugal and Canada.
• Processing and Manufacturing: Pharma-grade cannabis processing and manufacturing facilities are maintained in Germany, Spain, Canada, Portugal and the United Kingdom ("U.K.").
• Wholesale Distribution: The Company supplies cannabis on a wholesale basis to Australia, New Zealand, the U.K. and various European countries, including Germany, Italy, Poland, the Czech Republic, Switzerland, Sweden and Norway.
• Retail Sales: In the U.K., the Company operates a medical cannabis clinic and holds a pharmacy license, which enables the direct retail supply of medical cannabis to patients.
The Company’s subordinate voting shares (“SVS”) are listed on the Toronto Stock Exchange (the “TSX”) under the symbol “CURA” and quoted on the OTCQX® Best Market ("OTCQX") under the symbol “CURLF”.
The principal business address of the Company is located at 250 Harbor Drive, Third Floor, Stamford, Connecticut 06902. The Company’s registered and records office address is located at Suite 1700-666 Burrard Street, Vancouver, British Columbia, Canada.
Note 2 — Basis of presentation and consolidation
The Condensed Consolidated Financial Statements (Unaudited) have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) as issued by the Financial Accounting Standards Board (the “FASB”) and the applicable rules of the Securities and Exchange Commission (“SEC”) for interim information and quarterly reports on Form 10-Q. Accordingly, they do not include all the information and disclosures required by GAAP

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
for complete financial statements. The significant accounting policies described in Note 3 — Significant accounting policies have been applied consistently to all periods presented.
Amounts reported in the Condensed Consolidated Financial Statements (Unaudited) include estimates and assumptions of management. Actual results could differ from these estimates. In the opinion of management, the financial data presented includes all normal, recurring adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented.
The Condensed Consolidated Financial Statements (Unaudited) have been prepared on a basis substantially consistent with, and should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 2025 and the notes thereto, included in its Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on August 5, 2026 via Form 8-K. This interim information does not necessarily represent or indicate what the operating results will be for the year ending December 31, 2026.
Functional and presentation currency
The Condensed Consolidated Financial Statements (Unaudited) are presented in U.S. dollars (“USD”), which is the reporting currency of the Company, unless otherwise noted. The functional currency of the Company and the domestic entities reflected in the Condensed Consolidated Financial Statements (Unaudited) is the USD, and the functional currency of each of the Company’s international entities is the currency of the economic environment in which primary operations are conducted. The financial accounts of the Company’s international subsidiaries are translated to USD using exchange rates at specific reporting dates or average rates over the reporting period, as applicable. Unrealized gains and losses resulting from foreign currency translation adjustments are recognized within Accumulated other comprehensive loss, which is a component of Shareholders’ equity on the Condensed Consolidated Balance Sheets (Unaudited). Realized transactional exchange gains and losses are included in Other (expense) income, net on the Condensed Consolidated Statements of Operations (Unaudited).
The Condensed Consolidated Financial Statements (Unaudited) include all the accounts of the Company, its wholly-owned subsidiaries, majority-owned subsidiaries and legal entities in which it holds a controlling financial interest. Historically, the Company has obtained controlling financial interests in entities through management service agreements (“MSAs”) or financing arrangements.
All intercompany balances and transactions have been eliminated in consolidation. See Note 3 — Significant accounting policies.
Non-controlling interests (“NCI”)
NCI in consolidated subsidiaries represent the component of equity in consolidated subsidiaries held by third parties. Any change in ownership of a subsidiary while the controlling financial interest is retained is accounted for as an equity transaction between the controlling and non-controlling interests. However, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary is initially measured at fair value, and the gain or loss triggered by any difference between the carrying value and fair value of the retained interest would be included in Other (expense) income, net on the Condensed Consolidated Statements of Operations (Unaudited).
NCI with redemption features, such as put and call options, that are not solely within the Company’s control are considered redeemable non-controlling interests (“Redeemable NCI”). Redeemable NCI is considered to be temporary equity and is reported in the mezzanine section between Commitments and contingencies and Shareholders’ equity on the Condensed Consolidated Balance Sheets (Unaudited). Redeemable NCI is recorded at the greater of the carrying value, which is adjusted for the NCI’s share of net income or loss generated over the reporting period, and the estimated redemption value at the end of the reporting period. In instances where the redemption value of Redeemable NCI is greater than the carrying value (“excess redemption value”) and redemption is at least probable, the Company has elected to immediately recognize the entire excess redemption value as an adjustment to Additional paid-in capital on the Condensed Consolidated Balance Sheets (Unaudited).
See Note 18 — Temporary equity and redeemable non-controlling interests for additional information.
Reverse Stock Split

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
On June 5, 2026, the Company effected a 1-for-3 reverse stock split of its SVS. In connection with the reverse stock split, the Company's multiple voting shares ("MVS") were also consolidated on a 1-for-3 basis to preserve the relative rights among the Company's share classes. As a result, every three issued and outstanding SVS and MVS were automatically combined into one issued and outstanding share of the applicable class. All share amounts, per share amounts, voting rights and equity award information presented in the accompanying Condensed Consolidated Financial Statements (Unaudited) and notes thereto have been retrospectively adjusted to reflect the reverse stock split for all periods presented.
Note 3 — Significant accounting policies
Variable interest entities
The Company consolidates legal entities in which it holds a controlling financial interest. Pursuant to ASC 810, the Company is deemed to have a controlling financial interest, when (i) it has the power to direct the activities of a variable interest entity ("VIE") that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE. See Note 2 — Basis of presentation and consolidation and Note 28 — Variable interest entities for additional information about the entities consolidated by the Company under the VIE consolidation model.
This evaluation considers voting rights, MSAs, the entity’s design and the existence of financial guarantees.
Cash and cash equivalents
Cash and cash equivalents include cash deposits in financial institutions, other deposits that are readily convertible into cash, with original maturities of three months or less, and cash held at retail locations. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to $250,000. The Company maintains its cash in bank deposit accounts, the balances of which, at times, may exceed federally insured limits.
Restricted cash
As of June 30, 2026 and December 31, 2025, restricted cash totaled $12.4 million and $12.4 million, comprising $12.0 million of cash pledged as collateral for the Company's ABL Facility (as defined in Note 16 — Notes payable and debt) and the related interest earned.
The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	As of
	June 30, 2026	June 30, 2025
Cash and cash equivalents	$94,588	$87,747
Restricted cash	12,380	14,522
Total cash and cash equivalents and restricted cash	$106,968	$102,269
Prepaid expenses and other assets
Prepaid expenses primarily result from advance cash payments made by the Company to its vendors in exchange for goods and services. Upon recognition, the advance payments, measured at cost, are capitalized on the Condensed Consolidated Balance Sheets (Unaudited) until the related goods are received and/or services performed. Amortization of the Company's prepaid expenses, which is based on the passage of time or as the related assets and/or services are expected to be consumed, is recognized within Selling, general and administrative on the Condensed Consolidated Statements of Operations (Unaudited).
Prepaid expenses also include capitalized implementation costs associated with software-as-a-service ("SaaS") and other hosting arrangements. SaaS and other hosting arrangements are evaluated under ASC 350-40, Internal Use Software ("ASC 350-40") and accounted for as service contracts when the Company lacks the contractual right to take possession of the software or the ability to run it independently. Implementation costs associated with these SaaS and hosting arrangements, specifically configuration and customization activities, are capitalized once the project is probable of being completed; all

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
other costs are expensed as incurred. Prior to the related software being placed into service, capitalized implementation costs are recorded within Prepaid expenses and other assets - non-current. Upon go-live, the costs are reclassified to prepaid expenses and are amortized on a straight-line basis over the term of the arrangement, including renewal periods that are reasonably certain to be exercised. Amortization expense is recognized within Selling, general and administrative on the Condensed Consolidated Statements of Operations (Unaudited), consistent with the presentation of the associated SaaS and hosting subscription fees.
Other current assets, which represent assets expected to be realized within 12 months of the balance sheet date, consist primarily of non-income tax receivables, prepaid marketing materials and deferred financing fees related to the Company's lines of credit.
As of June 30, 2026 and December 31, 2025, the Company had $25.9 million and $31.5 million, respectively, of prepaid expenses – current and $5.1 million and $5.9 million, respectively, of other assets – current.
Notes receivable
Notes receivable are recognized and measured at amortized cost, which is inclusive of the initial carrying amount adjusted for any subsequent principal payments, accretion of paid-in-kind interest and any expected credit losses. Interest income on notes receivable is recognized using the effective interest rate method and recognized within Interest income on the Condensed Consolidated Statements of Operations (Unaudited).
See Note 9 — Notes receivable for further detail.
Allowance for credit losses on financing receivables
Pursuant to ASC 310, Receivables, the Company recognizes financing receivables, such as accounts receivable and notes receivable, net of an allowance for credit losses on the Condensed Consolidated Balance Sheets (Unaudited), in order to present the financing receivables at the expected realizable value. The Company determines its allowance for expected credit losses in accordance with ASC 326, Financial Instruments — Credit Losses. Accordingly, the Company's allowances for expected credit losses reflect the potential uncollectability of its financing receivables, based on historical credit loss information as adjusted for current conditions, reasonable and supportable forecasts and the risk characteristics of specific receivables. If current or expected future economic trends, events or changes in circumstances indicate that specific accounts receivable may not be collectible, further consideration is given to the collectability of those balances, and the allowance for expected credit losses is adjusted accordingly. Changes in circumstances that could result in the establishment of an allowance for expected credit losses include, but are not limited to, (i) a borrower experiencing significant financial difficulty; (ii) a significant delinquency in contractual payments; (iii) a determination that foreclosure on the underlying collateral is probable or (iv) an assessment that repayment will be sourced primarily from the sale of the underlying collateral.
Financing receivables are written off after exhaustive collection efforts occur, and the receivables are deemed uncollectible. The credit loss expense associated with the allowance for expected credit losses is recognized within Selling, general and administrative on the Condensed Consolidated Statements of Operations (Unaudited).
For further detail on the Company's allowance for credit losses related to its accounts receivable as of June 30, 2026 and December 31, 2025, see Note 7 — Accounts receivable, net. The Company did not recognize an allowance for credit losses on its notes receivable as of June 30, 2026 and December 31, 2025.
Inventories
Inventories, including packaging and supplies, are stated at the lower of cost or net realizable value ("NRV") within Inventories on the Condensed Consolidated Balance Sheets (Unaudited). NRV is the estimated selling price in the ordinary course of business less estimated costs to sell.
The Company utilizes a standard costing methodology to value its inventories. Standard costs, which are inclusive of, but not limited to, materials, labor and depreciation expense, are reviewed periodically and adjusted to approximate weighted average cost. Inventoried costs are recognized within Cost of goods sold on the Condensed Consolidated Statements of

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Operations (Unaudited) upon sale of the associated product. General and administrative costs are not included in inventory balances.
The Company reviews and recognizes inventory write-downs for inventories that are aged, obsolete, unsellable, not compliant with the Company's quality standards or that have experienced a decline in carrying value in excess of the respective estimated NRV. Inventory write-downs are presented within Cost of goods sold on the Condensed Consolidated Statements of Operations (Unaudited) and are not reversed in subsequent periods. See Note 8 — Inventories for further detail.
Property, plant and equipment, net
Property, plant and equipment is stated at cost less accumulated depreciation and any impairment losses. The Company capitalizes significant expenditures that extend the useful life of its property, plant and equipment, including those associated with financial sale-leaseback obligations, and expenses the costs of repairs and maintenance as incurred. Construction in progress is measured at cost and, upon completion and placement in service, is reclassified to the appropriate asset class described in the table below.
The Company's property, plant and equipment is segregated into the following asset classes:

Asset class	Estimated useful lives
Land	Indefinite life
Building and improvements(1)	10-39 years
Furniture and fixtures	3-5 years
Machinery and equipment	3-7 years
Information technology	3-7 years

(1) Leasehold improvements are depreciated over the shorter of the asset’s useful life or the remaining lease term.
Depreciation is calculated using the straight-line method to allocate the cost of property, plant and equipment—net of any estimated residual value—over the estimated useful lives. The Company recognizes depreciation expense within Cost of goods sold and Depreciation and amortization on the Condensed Consolidated Statements of Operations (Unaudited).
Property, plant and equipment that is held for sale is recorded at its estimated fair value less costs to sell and depreciation ceases. Property, plant and equipment is derecognized upon disposal or when no future economic benefits are expected from its use. The resulting gain or loss—calculated as the difference between net disposal proceeds and the carrying value of the property, plant and equipment—is recognized within Other income (expense), net on the Condensed Consolidated Statements of Operations (Unaudited).
See Note 10 — Property, plant and equipment, net for further detail.
Intangible assets, net
The Company recognizes intangible assets that arise from contractual or other legal rights or are otherwise separable. Intangible assets acquired in a business combination are measured at their acquisition-date fair value. For intangible assets acquired in a group constituting an asset acquisition, the total cost is allocated to the individual assets based on their relative fair values.
Upon initial recognition, an intangible asset is assigned an estimated useful life, representing the period over which the asset is expected to generate future economic benefits. Subsequently, intangible assets are amortized on a straight-line basis over their estimated useful lives. The resulting amortization expense is recognized within Depreciation and amortization on the Condensed Consolidated Statements of Operations (Unaudited).

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The Company's intangible assets are segregated into asset classes with the following estimated useful lives:

Asset class	Estimated useful lives(1)
Non-compete agreements	1-15 years
Trade names	1-20 years
Intellectual property and know-how	5-15 years
Licenses and service agreements	5-30 years
Customer relationships	3 years
Internal-use software	3-7 years

(1) The Company holds no intangible assets with indefinite useful lives.
See Note 13 — Intangible assets, net and Goodwill for further detail.
Leases
The Company evaluates contracts at inception to determine whether the contract constitutes or contains a lease. A contract is determined to be a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The Company’s determination of the lease term and classification of a lease as a finance lease or an operating lease occurs as of the lease commencement date. The Company's lease agreements typically contain various extension and termination options. In determining the lease term, the Company includes any option periods for which it is reasonably certain that it will exercise an option to extend the lease or not exercise an option to terminate the lease. For leases with an initial term exceeding 12 months, the Company recognizes a lease liability and a corresponding right-of-use (“ROU”) asset. The lease liability is measured at the present value of future lease payments over the lease term. The ROU asset is measured as the initial lease liability, adjusted for any lease payments made at or before commencement, initial direct costs incurred and lease incentives received. The Company uses its incremental borrowing rate to determine the present value of future lease payments, unless the rate implicit in the lease is readily determinable.
Lease payments included in the measurement of the lease liability primarily consist of in-substance fixed payments. Certain real estate leases contain provisions for future rent escalations tied to an index or a contractual rate. Variable lease payments not dependent on an index or rate are excluded from the lease liability measurement and are expensed as incurred. In addition, the Company's real estate leases may require additional payments for taxes, insurance and common area maintenance, which are considered non-lease components. Where these non-lease components are fixed, they are included in the measurement of the lease liability and ROU asset. Where these non-lease components are variable, the variable payments are excluded from the Company’s measurements of its ROU assets and lease liabilities and are expensed as incurred through Cost of goods sold or Selling, general and administrative on the Condensed Consolidated Statements of Operations (Unaudited).
ROU assets are amortized on a straight-line basis over the shorter of the useful life of the asset or the lease term:
• Operating Leases: Lease expense, comprised of the amortization of the ROU asset and the reduction of the lease liability, is recognized as a single amount and allocated between Cost of goods sold and Selling, general and administrative on the Condensed Consolidated Statements of Operations (Unaudited).
• Finance Leases: The amortization of the ROU asset is recognized in and allocated between Cost of goods sold and/or Depreciation and amortization, while the effective interest portion of the lease payment is recognized within Interest

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
expense related to lease liabilities and financial obligations on the Condensed Consolidated Statements of Operations (Unaudited).
The Company has elected the following practical expedients permitted under ASC 842, Leases ("ASC 842"):
• For leases with an initial term of 12 months or less, the Company does not recognize an ROU asset or lease liability. Lease expense for these short-term leases is recognized on a straight-line basis over the lease term and recognized within Selling, general and administrative on the Condensed Consolidated Statements of Operations (Unaudited).
• For all classes of leased assets, the Company has elected to combine lease and non-lease components into a single lease component.
The Company occasionally subleases an underlying asset to a third party while the original head lease remains in effect. The Company accounts for the head lease and the sublease as separate transactions. If a sublease arrangement relieves the Company of its primary obligation under the head lease, the associated ROU asset and lease liability are derecognized, and any gain or loss is recognized in the period within Other (expense) income, net in the Condensed Consolidated Statements of Operations (Unaudited). If the Company is not relieved of its primary obligation, the original lease accounting remains unchanged, and the Company accounts for the sublease as a lessor. If the Company remains secondarily liable, a guarantee obligation would also be recognized. Rent payments received from subleases of operating leases and finance leases are recognized within Selling, general and administrative, as a reduction of the related lease expense recorded as the primary lessee, and Other (expense) income, net, respectively, on the Condensed Consolidated Statements of Operations (Unaudited). See Note 11 — Leases for further detail.
Financial sale-leaseback obligations
The Company periodically enters into arrangements where the Company sells an asset and simultaneously leases back all, or a portion of, the same asset for all, or part of, the asset's remaining useful life. Each such transaction is evaluated under ASC 606 to determine if the transfer of the asset qualifies as a sale. When a sale and leaseback transaction does not qualify for sale accounting, the transaction is accounted for as a financing arrangement, and the Company:
•does not derecognize the underlying asset and continues to recognize the asset within Property, plant and equipment, net on the Condensed Consolidated Balance Sheets (Unaudited), depreciating the asset over its remaining useful life;
•recognizes a liability for the sale proceeds, within Financial obligations — current and Financial obligations — net of current on the Condensed Consolidated Balance Sheets (Unaudited); and
•allocates the cash payments made to the buyer-lessor between principal reduction of the financial liability and interest expense, using the effective interest method. The interest expense is recognized within Interest expense related to lease liabilities and financial obligations on the Condensed Consolidated Statements of Operations (Unaudited).
See Note 12 — Failed sale and leaseback arrangements for further detail.
Impairment of long-lived assets
The Company evaluates its long-lived assets, including property, plant and equipment, ROU assets and definite-lived intangible assets, for impairment whenever events or changes in circumstances suggest the carrying amount of the asset group(s) to which the long-lived asset(s) are classified may not be recoverable. If a triggering event occurs, the Company tests its long-lived asset group(s) for recoverability by comparing the carrying amount to the estimated future undiscounted cash flows expected to result from the Company's use and eventual disposition of the long-lived asset group(s). If the long-lived asset group(s) fail the recoverability test, the Company recognizes an impairment loss for the amount by which the carrying amount exceeds the fair value of the long-lived asset group(s). Impairment losses are recognized as incurred within Loss on impairment on the Condensed Consolidated Statements of Operations (Unaudited).

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Goodwill
Goodwill represents the excess of the consideration transferred in a business combination over the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is tested for impairment at the reporting unit level. Upon acquisition, goodwill is allocated to the reporting unit or units expected to benefit from the business combination. A reporting unit is an operating segment or one level below an operating segment that represents a component, or group of components, for which discrete financial information is available and reviewed regularly by segment management.
Impairment of goodwill
The Company tests goodwill for impairment annually, as of October 1, and more frequently if events or changes in circumstances indicate that an impairment loss may have been incurred. No impairment losses have been incurred during the six months ended June 30, 2026 or 2025. The Company conducts its impairment testing process as follows:
•Qualitative Assessment: The Company may first perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit, inclusive of any allocated goodwill, is less than its carrying value. This assessment considers factors such as significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends and significant changes in the Company's use of the acquired assets or its overall business strategy.
•Quantitative Test: If the qualitative assessment indicates that an impairment is more likely than not, the Company proceeds to a quantitative impairment test. The fair value of the reporting unit is compared to its carrying value, including goodwill. The fair value of a reporting unit is determined using a combination of income and market-based valuation approaches.
If the carrying value of a reporting unit exceeds its fair value, the Company recognizes an impairment loss equal to the excess. The loss recognized is limited to the total amount of goodwill allocated to that reporting unit. Impairment losses are recognized within Loss on impairment on the Condensed Consolidated Statements of Operations (Unaudited), during the period in which the impairment is identified. Impairment losses recognized in prior reporting periods are irreversible.
Historically, goodwill recognized in connection with the Company’s acquisitions has not been deductible for income tax purposes. See Note 13 — Intangible assets, net and Goodwill for further detail.
Investments
The Company’s investments are accounted for based on the nature of the investment and the level of influence the Company can exercise over the investee.
Equity method investments: Investments in entities over which the Company has significant influence but not control are accounted for using the equity method of accounting:
•The investment is initially recorded at cost; and
•The carrying amount is subsequently adjusted each reporting period to recognize the Company’s proportionate share of the investee’s net income or loss in the current fiscal period.
Equity securities: Investments in entities over which the Company does not have significant influence or control are accounted for as follows:
•With readily determinable fair value: measured at fair value, with all unrealized gains and losses recognized within the Condensed Consolidated Statements of Operations (Unaudited) in the period they occur;
•Without readily determinable fair value: measured at cost, less any impairment, and adjusted for any observable price changes from identical or similar investments of the same issuer.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The Company evaluates its investment portfolio quarterly for indicators of impairment. If the Company has reason to believe that an investment’s fair value is below its carrying value, the Company recognizes an impairment loss for the difference.
On the Condensed Consolidated Statements of Operations (Unaudited), recognized gains and losses are reflected within Other (expense) income, net and impairment losses are recognized within Loss on impairment, during the period in which they occur.
Deferred charges
Costs incurred to obtain new debt financing or modify existing debt are deferred. The accounting treatment for these costs depends on the nature of the financing arrangement.
Debt discounts and debt issuance costs related to term loans are presented on the Condensed Consolidated Balance Sheets (Unaudited) as a direct deduction from or addition to the carrying amount of the related debt and are amortized to Interest expense related to notes payable and deferred consideration liabilities over the term of the debt using the effective interest method over the term on the Condensed Consolidated Statements of Operations (Unaudited).
Debt issuance costs related to revolving lines of credit are capitalized and recognized within Prepaid expenses and other assets – current or Prepaid expenses and other assets – net of current, based on the remaining term of the underlying credit facility, on the Condensed Consolidated Balance Sheets (Unaudited). These costs are amortized to Interest expense related to notes payable and deferred consideration liabilities on a straight-line basis over the term of the credit facility on the Condensed Consolidated Statements of Operations (Unaudited).
Commitments and contingencies
The Company recognizes loss contingencies on litigation matters within Accrued expenses on the Condensed Consolidated Balance Sheets (Unaudited). Losses on contingent liabilities are recognized when both of the following conditions are met: (i) it is probable that a loss has been incurred and (ii) the amount of the loss can be reasonably estimated. Gains from contingent liabilities are recognized only when realized or realizable. Losses (gains) related to contingent liabilities are recognized within Other income, net, on the Consolidated Statements of Operations.
The Company recognizes legal costs, as incurred, within Selling, general and administrative on the Condensed Consolidated Statements of Operations (Unaudited). See Note 26 — Commitments and contingencies for further detail.
Income taxes
The Company’s Benefit (provision) for income taxes on the Condensed Consolidated Statements of Operations (Unaudited) is comprised of current and deferred income taxes, except to the extent that the income tax expense is related to a business combination or items that are recognized directly within Shareholders’ equity on the Condensed Consolidated Balance Sheets (Unaudited).
Current income taxes are recognized for the estimated taxes payable or refundable for the current fiscal period and are based on the taxable income (loss) for the current fiscal period (as adjusted for unrecognized tax benefits, changes in tax receivables (payables) that arose in a prior period and recovery of taxes paid in a prior period). Current taxes are measured using tax rates and laws enacted as of the reporting date within which the taxable income (loss) arose. Current tax assets and liabilities are offset only if the right of offset exists.
Deferred income taxes are recognized for the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax basis. Deferred taxes are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in Benefit (provision) for income taxes on the Condensed Consolidated Statements of Operations (Unaudited) in the period that includes the enactment date.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Valuation allowances
Deferred tax assets are reduced by a valuation allowance, if based on available evidence, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The Company assesses the realizability of its deferred income tax assets quarterly, considering all available positive and negative evidence, including the nature, frequency and severity of cumulative losses, forecasts of future profitability and the duration of statutory carryforward periods.
Uncertain tax positions
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and, in the normal course of business, is subject to examination and audit by federal, state and foreign jurisdictions. The Company records liabilities for uncertain tax positions under ASC 740, recognizing a tax benefit only when a position is more likely than not to be sustained upon examination. A liability is recorded for any benefit claimed in excess of the amount recognized and measured under this standard.
Section 280E of the U.S. Internal Revenue Code has historically been applied to the Company’s U.S. plant-touching cannabis operations. The Company has adopted a tax position, supported by legal interpretations, asserting that the restrictions of Section 280E do not apply to its cannabis operations (the “Section 280E Position”).
While the Company believes the Section 280E Position is supported by sound legal interpretations, the cannabis industry operates in a complex and evolving regulatory environment. In the event the Section 280E Position is not sustained, the Company has established reserves for this contingency, which are presented within Uncertain tax positions on the Condensed Consolidated Balance Sheets (Unaudited).
The Company believes it is reasonably possible that its liability for uncertain tax positions will continue to change over the next 12 months as the Section 280E Position is examined by the Internal Revenue Service ("IRS") and certain state tax authorities.
Change in tax laws
The U.S. enacted H.R.1 – One Big Beautiful Bill Act (the “OBBBA”), which introduced various corporate income tax provisions effective in 2025 and 2026. The provisions that became effective in 2025 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company is currently evaluating the potential impact of the OBBBA provisions that became effective in 2026; however, the Company does not anticipate these provisions will have a material impact on its consolidated financial position, results of operations or cash flows.
See Note 23 — Income taxes for further detail.
Revenues
The Company recognizes revenue when the control of a promised good or service is transferred to the customer in an amount that reflects the consideration to which the Company expects to be entitled in exchange for the transferred good or service.
Retail and wholesale revenues
The Company derives revenue from the sale of cannabis products. Domestically, revenue is generated from direct-to-consumer retail sales at Company-operated dispensaries and from wholesale sales to third-party dispensaries, distributors and processors. Internationally, revenue is generated from direct-to-patient retail sales through the Company’s online cannabis pharmacy in the U.K. and from wholesale sales to distributors in Australia, Canada, Europe and New Zealand. In addition, the Company generates non-cannabis revenues from wholesale operations in Germany and Spain.
Revenues from the sale of retail and wholesale cannabis products are recognized at the point in time when control is transferred to the customers. Typically, for retail customers, control is transferred at point of sale and for wholesale customers control is transferred upon delivery and acceptance. Retail and wholesale revenues are recorded net of any sales discounts.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Management fee income
Management fee income is derived from various arrangements with cannabis licensees and other third parties. These arrangements include Management Service Agreements (“MSAs”) through which the Company provides professional services, such as cultivation, processing and retail know-how; back-office administration; brand licensing and real estate leasing/lending services. Domestically, management fee income is inclusive of royalty fees earned on the use of the Company’s licenses by third parties; while, internationally, the Company earns fees for providing manufacturing, logistics and consultation services. Management fee income is recognized on a straight-line basis over the term of the associated arrangements as services are provided.
Customer loyalty program
For most of its locations, the Company offers a loyalty reward program where retail customers can earn points on purchases for redemption on future purchases. Loyalty reward points are considered a material right and a separate performance obligation, and a portion of the initial transaction price is allocated to the loyalty points earned on the transaction and deferred. The deferred revenue is recognized within Accrued expenses on the Condensed Consolidated Balance Sheets (Unaudited), until the earned loyalty reward points are redeemed, expired or forfeited. As of June 30, 2026 and December 31, 2025, the Company's accrued loyalty payable totaled $5.5 million and $5.0 million, respectively.
Share-based compensation
The Company accounts for all share-based payments to employees, directors and consultants, including stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and virtual share options (“VSOs”), by measuring the awards at their grant-date fair value and recognizing the corresponding compensation expense over the requisite service period, which typically equates to the vesting period. The Company recognizes share-based compensation expense within Selling, General and Administrative costs on the Condensed Consolidated Statements of Operations (Unaudited), with a corresponding increase to Shareholders’ equity or Accrued expenses on the Condensed Consolidated Balance Sheets (Unaudited), based on the award’s classification.
Valuation
The fair value of share-based awards is determined using appropriate valuation models depending on the nature of the award:
•RSUs and PSUs: The fair value of RSUs and PSUs subject to service or non-market performance conditions is determined based on the closing market price of the Company’s SVS on the date of grant.
•Stock options: The Company uses the Black-Scholes option-pricing model to determine the grant-date fair value of stock options.
•Awards with market conditions: For awards that contain market conditions (e.g., achieving a specific stock price), the Company utilizes a Monte Carlo simulation model to determine the grant-date fair value.
•VSOs: VSOs are awards that do not convey actual equity interests and are settled solely in cash. Such awards are classified as liability awards, and the grant-date fair value is determined in accordance with the underlying plan agreement. VSOs are remeasured to fair value at the end of each reporting period.
The key assumptions used in the Black-Scholes model include the award’s expected term, expected volatility, risk-free interest rate and expected dividend yield. Expected volatility is estimated based on the historical stock price volatility of the Company’s SVS over a period commensurate with the award's expected term. The risk-free interest rate is based on the U.S. Treasury yield curve for a term consistent with the expected life of the award (i.e. the period of time that granted stock options are expected to be outstanding). The Company uses an expected dividend yield of zero as it does not currently anticipate paying dividends.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Forfeitures
The Company has elected to recognize forfeitures of unvested awards as they occur. Accordingly, previously recognized compensation expense is reversed in the period in which the forfeiture occurs.
See Note 19 — Share-based compensation for further detail.
Advertising costs
Advertising costs are expensed as incurred and recorded as a component of Sales and marketing, which is a sub-category of Selling, general and administrative expense on the Condensed Consolidated Statements of Operations (Unaudited).
See Note 20 — Selling, general and administrative expenses for further detail.
Earnings per share, basic and diluted
The Company presents basic and diluted earnings per share (“EPS”) on its Condensed Consolidated Statements of Operations (Unaudited). Basic EPS is calculated by dividing the net (loss) income attributable to the Company’s shareholders by the weighted average number of shares outstanding during the reporting period. Diluted EPS is determined by adjusting the net (loss) income attributable to the Company’s shareholders and the weighted average number of shares outstanding during the period, for the effects of all potentially dilutive instruments, which, for the Company, has been comprised of share-based awards and contingent equity consideration obligations. Instruments with an anti-dilutive impact are excluded from the calculation of diluted EPS. The Company applies the treasury stock method to calculate the number of potentially dilutive securities with respect to its share-based awards and applies the if-converted method with respect to any outstanding contingent equity consideration obligations.
For redeemable non-controlling interests classified as mezzanine equity, adjustments to reflect changes in the estimated redemption value in excess of the carrying amount are treated as equity adjustments and reduce (or increase) net income (loss) attributable to common shareholders in the calculation of basic and diluted EPS.
See Note 24 — Earnings per share for further detail.
Related party transactions
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control. Related parties may be individuals or entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.
Business combinations and asset acquisitions
The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”), which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition or assumption of control.
Business combinations
Under the acquisition method, the assets acquired and liabilities assumed in a business combination are recognized at their respective fair values on the date of acquisition, and the operating results of the acquired business are included in the Company’s Condensed Consolidated Financial Statements (Unaudited) from the date of acquisition. The excess of consideration transferred over the net assets acquired and liabilities assumed is recognized as goodwill as of the acquisition date.
Non-controlling interests in the acquiree are measured at fair value on acquisition date, and acquisition-related transaction costs are recognized as expenses in the period in which the costs are incurred.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Contingent consideration arising from a business combination is included in the purchase consideration at its fair value on the acquisition date:
•Liability-classified: Contingent consideration classified as a liability is remeasured to fair value at each reporting period, with changes in fair value recognized within Other (expense) income, net on the Condensed Consolidated Statements of Operations (Unaudited); and
•Equity-classified: Contingent consideration classified as equity is not remeasured. Contingent consideration classified as equity is assessed quarterly to determine whether equity classification remains appropriate.
Deferred consideration arising from a business combination is included in the purchase price at its fair value, discounted to present value. The subsequent accretion of the discount and any changes in the fair value of the deferred consideration as a result of post-acquisition-date events are recognized in earnings within Interest expense related to deferred consideration liabilities and Other income, net, respectively, on the Condensed Consolidated Statements of Operations (Unaudited).
Purchase price allocations may be preliminary and during the measurement period (not to exceed one year from the date of acquisition), changes in assumptions and estimates that result in adjustments to the fair value of assets acquired and liabilities assumed are recorded in the period the adjustments are determined.
Asset acquisitions
The Company applies a screen test to determine if an acquisition should be accounted for as a business combination or an asset acquisition. When substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar assets (generally 90% or more), the transaction is accounted for as an asset acquisition. In addition, assets acquired that do not constitute a business are accounted for as asset acquisitions. The Company allocates the cost of an asset acquisition, including acquisition-related transaction costs, to the individual assets acquired and liabilities assumed based on their relative fair values.
See Note 4 — Acquisitions for further detail.
Fair value of financial instruments
ASC 820, Fair Value Measurement (“ASC 820”) defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy to prioritize the inputs used to measure fair value into three categories based upon the lowest level of input that is available and significant to the fair value measurement.
The three levels of the fair value hierarchy, wherein Level 1 is the highest and Level 3 is the lowest, are as follows:
Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 — Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and
Level 3 — Inputs for the asset or liability that are not based on observable market data.
The Company evaluates the classification of its financial instruments within the fair value hierarchy at the end of each reporting period. Transfers between levels are recognized based on changes in the observability of the inputs used to measure fair value. The Company’s policy is to recognize transfers between levels of the fair value hierarchy as of the beginning of the reporting period in which the event or change in circumstances that caused the transfer occurs.
The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, equity investments, accounts payable, accrued expenses, long-term notes payable, contingent and deferred consideration liabilities and redeemable NCI.
The carrying values of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable and accrued expenses approximate their fair values due to the relatively short-term to maturity. The Company’s notes

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
payable and deferred consideration liabilities are carried at amortized cost, and redeemable NCI is recognized at the greater of carrying value or estimated redemption value at the end of each reporting period.
The Company's equity investments with readily determinable fair values and contingent consideration liabilities are measured at fair value on a recurring basis.
See Note 27 — Fair value measurements for further detail.
Significant accounting judgments, estimates and assumptions
The preparation of financial statements in accordance with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent liabilities. These estimates are developed based on historical experience, observable trends and other information available, and they are reviewed and updated regularly. Although actual results could differ from these estimates, management believes them to be reasonable. Changes in estimates are accounted for prospectively.
Held for sale and discontinued operations
Significant judgment is required to determine if a disposal group meets the specific criteria to be classified as “held for sale.” An asset or disposal group must meet all of the following conditions:
•Management is committed to a plan to sell;
•The asset or disposal group is available for immediate sale in its present condition;
•An active program to locate a buyer has been initiated;
•The sale is highly probable within one year;
•The asset or disposal group is being actively marketed for sale at a reasonable price; and
•It is unlikely that the plan will be significantly changed or withdrawn.
A disposal group classified as held for sale is reported as a “discontinued operation” if it represents a strategic shift that has a major effect on the Company’s operations and financial results. Assets held for sale are measured at the lower of their carrying amount or fair value less costs to sell. Pursuant to ASC 205, Presentation of Financial Statements, the financial results of the Company’s discontinued operations are presented separately on the Condensed Consolidated Statements of Operations (Unaudited) as Net loss from discontinued operations.
See Note 5 — Assets and liabilities held for sale and discontinued operations and Note 6 — Discontinued operations for further detail.
New, amended and future accounting pronouncements
The Company has implemented all applicable accounting standards recently issued by the FASB, as well as applicable pronouncements from certain other standard-setting bodies, within the prescribed effective dates. Pronouncements that are not applicable or where it has been determined do not have a significant impact to the Company have been excluded herein.
Recently adopted accounting standards
Effective January 1, 2026, the Company adopted prospectively ASU 2025-05, Financial Instruments—Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 was issued to simplify and improve the measurement of credit losses for accounts receivable and contract assets. The amendments in ASU 2025-05 respond to stakeholder concerns regarding the cost and complexity of applying the current expected credit loss model, particularly for assets collected shortly after the balance sheet date. ASU 2025-05 introduces an optional practical expedient allowing all entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. Upon adoption, ASU 2025-05 did not materially impact the Company’s consolidated

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
financial position, results of operations or cash flows, as the Company’s trade accounts receivable are typically settled shortly after billing with historically low write-offs and minimal sensitivity to macroeconomic fluctuations.
Effective January 1, 2026, the Company adopted prospectively ASU 2025-03, Business Combinations and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). Under ASU 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a voting interest equity. Upon adoption, ASU 2025-03 did not impact the Company’s consolidated financial position, results of operations or cash flows, as the Company did not acquire any VIEs on or after January 1, 2026.
Effective January 1, 2026, the Company adopted prospectively ASU 2024-04, Debt with Conversion and Other Options (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for accounting for a settlement of a convertible debt instrument as an induced conversion and applies to convertible debt instruments with cash conversion features as well as debt instruments that are not currently convertible. Upon adoption, ASU 2024-04 did not impact the Company’s consolidated financial position, results of operations or cash flows, as the Company has not settled a convertible debt instrument as an induced conversion on or after January 1, 2026.
Recently issued accounting standards not yet adopted
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 makes targeted, narrow-scope improvements to the interim reporting guidance in ASC 270 to clarify the timing and consistency of recognition and measurement in quarterly financial statements. The amendments address specific areas where existing guidance led to uncertainty about whether certain costs, adjustments or changes in estimates should be recognized in an interim period or allocated over an annual period. The amendments in ASU 2025-11 do not introduce new accounting concepts but improves consistency, reduces diversity in practice and enhances comparability across interim reporting periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim reporting periods within those fiscal years, and can be applied on either a prospective or modified retrospective basis. Early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2025-11 to the Company and its Condensed Consolidated Financial Statements (Unaudited) upon adoption.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software: Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 was issued to modernize and clarify the accounting for internal-use software, addressing stakeholder concerns that the existing guidance was outdated and based on traditional waterfall development methods that no longer reflect current software development practices, including agile methodologies. The amendments in ASU 2025-06 eliminate references to prescriptive “project stages” and introduce a clearer capitalization threshold, requiring capitalization of software costs once (i) management has authorized and committed funding to the project and (ii) it is probable the software will be completed and used as intended. Entities must also assess whether significant uncertainty exists in the development process when applying this threshold. ASU 2025-06 is effective for all entities for annual reporting periods beginning after December 15, 2027, and can be applied on a prospective, modified retrospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2025-06 to the Company and its Condensed Consolidated Financial Statements (Unaudited) upon adoption.
In November 2024, the FASB issued ASU 2024-03, “Reporting Comprehensive Income—Expense Disaggregation Disclosures,” which was subsequently amended by ASU 2025-01 in January 2025. ASU 2024-03, as amended, requires public business entities to provide disaggregated disclosures of specific income statement expense categories, including purchases of inventory, employee compensation, depreciation, intangible asset amortization, depletion and selling expenses. These amendments aim to enhance transparency by offering investors more detailed insights into an entity’s expense structure. This additional information is intended to improve investors' ability to understand an entity’s cost structure and to forecast future cash flows. ASU 2024-03 is effective for all entities for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted on either a prospective or retrospective basis. The Company is currently evaluating the potential impact of ASU 2024-03 to the Company and its Condensed Consolidated Financial Statements (Unaudited) upon adoption.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
In October 2023, the FASB issued ASU 2023-06, Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 incorporates certain SEC disclosure requirements into the FASB Codification. The amendments introduced by ASU 2023-06 are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements and align the requirements in FASB’s Codification with the SEC’s regulations. ASU 2023-06 is effective on the date on which the SEC removes the related disclosure from Regulation S-X or Regulation S- K. Any amendments the SEC does not remove by June 30, 2027 will not be effective. Early adoption is prohibited. The Company is currently evaluating the potential impact of ASU 2023-06 to the Company and its Condensed Consolidated Financial Statements (Unaudited) upon adoption.
Note 4 — Acquisitions
During the three and six months ended June 30, 2026 and 2025, the Company did not consummate any acquisitions that were material, individually or in the aggregate.
Contingent consideration
Contingent consideration recorded relates to the Company's business combinations and asset acquisitions. As discussed in Note 3 — Significant accounting policies, contingent consideration payable is subject to significant judgment and estimates, such as projected future revenue. See Note 27 — Fair value measurements for further discussion surrounding the inputs utilized in the fair value of contingent consideration.
The changes in the Company's contingent consideration liability as of June 30, 2026 and December 31, 2025 were as follows:

	EMMAC(1)	NGC(2)	Total
Total contingent consideration liability, December 31, 2024	$2,837	$3,310	$6,147
Cash payments of contingent consideration	—	(3,236)	(3,236)
Issuance of SVS as settlement of contingent consideration	—	(497)	(497)
Revaluation of contingent consideration	306	335	641
Effect of exchange rate differences	215	—	215
Gain (loss) on contingent consideration not paid	—	88	88
Total contingent consideration liability, December 31, 2025	3,358	—	3,358
Revaluation of contingent consideration	572	—	572
Effect of exchange rate differences	(51)	—	(51)
Total contingent consideration liability, June 30, 2026	3,879	—	3,879
'Contingent consideration liability - net of current	$3,879	$—	$3,879

(1) Contingent on the ability of Curaleaf International Holdings Limited ("Curaleaf International") to obtain a recreational cannabis license in Europe, payable in both cash and SVS upon achievement.
(2) Contingent obligation was tied to Northern Green Canada ("NGC") achieving certain margin targets during the fiscal year ending December 31, 2024.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Deferred consideration
The changes in the Company's deferred consideration liability as of June 30, 2026 and December 31, 2025 were as follows:

	Tryke(1)	NRPC(2)	Curaleaf Poland(3)	Four20 Pharma (5)	Other(4)	Total
Total deferred consideration liability, December 31, 2024	$32,564	$2,000	$504	$—	$—	$35,068
Deferred consideration recognized on acquisition	—	—	—	—	920	920
Accretion of interest on deferred consideration	2,436	—	—	—	—	2,436
Effect of exchange rate differences	—	—	17	—	46	63
Change in fair value on deferred consideration paid	—	—	(46)	—	—	(46)
Issuance of SVS as settlements of deferred consideration	—	—	(77)	—	—	(77)
Cash payments of deferred consideration	(35,000)	—	(398)	—	—	(35,398)
Total deferred consideration liability, December 31, 2025	—	2,000	—	—	966	2,966
Deferred consideration recognized on acquisition	—	—	—	14,197	—	14,197
Accretion of interest on deferred consideration	—	—	—	139	184	323
Effect of exchange rate differences	—	—	—	(309)	(17)	(326)
Post-closing purchase price adjustment	—	(182)	—	—	—	(182)
Cash payments of deferred consideration	—	(618)	—	—	—	(618)
Total deferred consideration liability, June 30, 2026	—	1,200	—	14,027	1,133	16,360
Less: Deferred consideration liability - current	—	(1,075)	—	(14,027)	(1,133)	(16,235)
Deferred consideration liability as of June 30, 2026	$—	$125	$—	$—	$—	$125

(1) Related to the second and third anniversary payment due from the Company to the sellers of Tryke that was settled-in-full by October 2025.
(2) Represents amounts withheld in connection with the acquisition of Natural Remedy Patient Center LLC ("NRPC") as security for indemnification obligations. In January 2026, upon receipt of a final, non-appealable order, the $2.0 million holdback became payable. The Company retained $1.2 million for potential tax exposure (scheduled for release in August 2026 and August 2027, subject to IRS claims) and deducted legal fees incurred during the litigation as permitted under the purchase agreement. The remaining amount, net of the tax holdback and legal fees, was paid in February 2026.

(3) Related to Curaleaf Poland’s achievement of certain earnings metrics during the fiscal year ending December 31, 2024. On April 14, 2025, the Company settled this obligation through a cash payment of $0.4 million and the issuance of 32,017 SVS.

(4) Incurred in connection with an individually immaterial acquisition consummated during the second quarter of 2025 within the Company’s international operations.
(5) Represents cash consideration of $14.2 million withheld in connection with the acquisition of the remainder of Four20 Pharma GmbH ("Four20 Pharma). Refer to Note 18 — Temporary equity and redeemable non-controlling interests for further details.

Note 5 — Assets and liabilities held for sale and discontinued operations
Total gains (losses) recognized by the Company upon consummation of the disposition of its net assets associated with discontinued operations as of June 30, 2026 were as follows:

Discontinued Operations
Hemp Business	$151
Total gains (losses) recognized by the Company upon consummation of the disposition of its net assets held for sale as of June 30, 2025 were as follows:

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)

Held for Sale Entities
Phytoscience Management Group, Inc.	$(1,096)
North Shore Assets(1)	$(841)
Acres Assets(2)	$17,539
Rokshaw Limited ("Rokshaw")’s noncannabis operation	£2,558

(1) On April 10, 2025, the Company completed the sale of its North Shore Assets, having received all required regulatory approvals.
(2) Refer to Note 9 — Notes receivable for further discussion.
The changes in assets and liabilities held for sale as of June 30, 2026 and December 31, 2025 were as follows:

Assets held for sale	Discontinued Operations	Held for Sale Entities	Total
Balance at December 31, 2024	$15,653	$—	$15,653
Transferred (out) in, net	(12,355)	383	(11,972)
Balance at December 31, 2025	3,298	383	3,681
Transferred out, net	(489)	(383)	(872)
Balance at June 30, 2026	$2,809	$—	$2,809

Liabilities associated with assets held for sale	Discontinued Operations	Held for Sale Entities	Total
Balance at December 31, 2024	$8,471	$434	$8,905
Transferred out, net	(1,398)	(434)	(1,832)
Balance at December 31, 2025	7,073	—	7,073
Transferred (out) in, net	(287)	—	(287)
Balance at June 30, 2026	$6,786	$—	$6,786
Note 6 — Discontinued operations
On December 30, 2025, the Company approved plans to discontinue operations in two markets, Hemp-derived THC and Missouri, both of which represented strategic shifts having a major effect on the Company’s operations and financial results. Accordingly, the financial results for both operating units were reclassified as discontinued operations as of June 30, 2026 and December 31, 2025, and for the three and six months ended June 30, 2026 and 2025.
Hemp-derived THC: The decision to exit the hemp-derived THC market was driven by recent federal and state legislative changes that materially restricted the legal definition of hemp and significantly curtailed the sale and distribution of hemp-derived THC products. These regulatory changes eroded demand, and no alternative legal markets for the Company's hemp-derived THC products currently exist.
Missouri: The decision to exit the Missouri market was driven by persistent declines in operating performance and management's determination that projected future cash flows were insufficient to recover the carrying value of the associated asset group.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The following table summarizes the major classes of assets and liabilities of the Company's discontinued operations as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Assets
Prepaid expenses and other current assets	$8	$278
Total current assets	8	278
Deferred tax asset(1)	2,801	3,020
Total non-current assets	2,801	3,020
Total assets	$2,809	$3,298

Liabilities
Accrued expenses(2)	$6,786	$7,060
Lease liabilities, operating - current	—	13
Total current liabilities	$6,786	$7,073
Total liabilities	$6,786	$7,073

(1) Deferred tax asset is primarily a result of the formal dissolution of certain legal entities classified as discontinued operations.
(2) Consists primarily of accrued litigation contingencies. See Note 26 — Commitments and contingencies for additional information.
The following table presents the Company's condensed consolidated results for its discontinued operations for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total revenues, net	$(7)	$3,935	$1,404	$7,318
Cost of goods sold	157	4,465	1,016	8,241
Gross (loss) profit	(164)	(530)	388	(923)
Total operating expenses	(60)	2,702	451	4,468
Loss from operations	(104)	(3,232)	(63)	(5,391)
Total other income (expense), net	151	334	(173)	1,033
Income (Loss) before provision for income taxes	47	(2,898)	(236)	(4,358)
Provision for income taxes(1)	(16)	(2,597)	(26)	(11,330)
Net income (loss) from discontinued operations	$31	$(5,495)	$(262)	$(15,688)

(1) Provision for income taxes is primarily a result of the formal dissolution of certain legal entities classified as discontinued operations.
Note 7 — Accounts receivable, net
Accounts receivable, net consist of the following as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Trade accounts receivable	$70,611	$73,864
Other receivables	6,278	5,092
Accounts receivable, gross	76,889	78,956
Less: Allowance for credit losses	(1,982)	(2,617)
Accounts receivable, net	$74,907	$76,339

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The changes in the Company's allowance for credit losses on its trade accounts receivable as of June 30, 2026 and December 31, 2025 were as follows:

Allowance for credit losses as of December 31, 2024	$(2,722)
Provision	(977)
Charge-offs and recoveries	1,135
Effect of exchange rate differences	(53)
Allowance for credit losses as of December 31, 2025	(2,617)
Provision	(159)
Charge-offs and recoveries	783
Effect of exchange rate differences	11
Allowance for credit losses as of June 30, 2026	$(1,982)
Additional information about the Company's exposure to credit and market risks and impairment losses for its accounts receivable is included in Note 27 — Fair value measurements.
Note 8 — Inventories
Inventories consist of the following as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Raw materials:
Cannabis	$43,764	$38,885
Non-Cannabis	24,366	20,029
Total raw materials	68,130	58,914

Work-in-process	56,525	67,996
Finished goods	120,069	98,112
Inventories	$244,724	$225,022
As of June 30, 2026 and December 31, 2025, the Company's inventory reserve, which is recognized within Inventories on the Condensed Consolidated Balance Sheets (Unaudited), was as follows:

	As of
	June 30, 2026	December 31, 2025
Inventory reserve	$(10,285)	$(10,223)
For the three and six months ended June 30, 2026 and 2025, inventory write-downs recognized within Cost of goods sold on the Condensed Consolidated Statements of Operations (Unaudited) totaled:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Inventory write-downs	$(1,576)	$(361)	$(2,148)	$(676)

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 9 — Notes receivable
Notes receivable consists of the following as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Notes receivable – current	$7,368	$4,629
Notes receivable – net of current	834	2,980
Total notes receivable	$8,202	$7,609
Riviera Creek
In 2025, the Company initiated a plan to enter into Option and Purchase Agreements with Riviera Creek Holdings, LLC ("Riviera Creek") for the start-up, licensing, build-out and working capital needs of certain dispensaries in Ohio, including RC Retail 1, RC Retail 2, and RC Retail 3 (together, the "RC Retail Stores").
As of June 30, 2026, the Company has advanced $5.0 million under a term loan receivable (the "Term Loan"). Advances under the Term Loan accrue non-compounded interest at the applicable federal mid-term rate, calculated on the basis of the actual number of days elapsed over a 365-day year or 366-day year. The maturity date of the Term Loan is contingent upon the execution, or termination, of the Option and Purchase Agreement. The Term Loan is secured by the assets of the borrower, subject to certain exclusions.
The RC Retail Stores are consolidated by the Company as VIEs. See Note 28 — Variable interest entities for additional information.
Four20 Notes
On September 1, 2025, Four20 converted an additional €0.9 million (approximately $1.0 million) of overdue account into a secured note receivable (the “2025 Four20 Note”). The 2025 Four20 Note bore interest of 8% and matured on December 31, 2025; however, the obligation was not settled upon maturity due to the Borrower’s financial difficulties. Accordingly, the Company enforced its security interest in the collateral to satisfy the outstanding obligation of €0.6 million (approximately $0.7 million) in full in February 2026.
Acres Note
On February 23, 2024, the Company signed a real estate purchase agreement to sell the property and equipment of Acres Cultivation LLC and Acres Dispensary LLC for total consideration of $3.3 million, consisting of cash consideration of $1.1 million and a note receivable of $2.2 million (the "Acres Note") secured by the property and equipment acquired by the borrower. The Acres Note earns interest at 8% per annum and matures in February 2027.
Sapphire Note
On November 1, 2024, the Company and Sapphire Nordics AB entered into a financing arrangement whereby the Company extended a line of credit up to £0.5 million (approximately $0.7 million) (the "Sapphire Note"), which was later amended on September 1, 2025, increasing the line of credit up to £0.8 million (approximately $1.0 million). The Sapphire Note bears interest at a rate equal to the European Central Bank base rate plus 3% per annum, with interest accruing from the date of each drawdown. Each drawdown is repayable in full, including accrued interest, no later than the fifth anniversary of its respective disbursement date. The facility is available for drawdown through November 1, 2030. The Company classified the Sapphire Note as a related party transaction, as Sapphire Nordics AB is a joint venture formed with Nordx Pharma AB in January 2023.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 10 — Property, plant and equipment, net
Property, plant and equipment, net consist of the following as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Land	$12,937	$12,937
Building and improvements	564,292	548,388
Furniture and fixtures	113,087	108,750
Machinery and equipment	141,730	133,648
Information technology	1,103	27,668
Construction in progress	23,083	22,618
Property, plant and equipment, gross	856,232	854,009
Less: Accumulated depreciation	(350,334)	(333,623)
Property, plant and equipment, net	$505,898	$520,386
Assets included in construction in progress represent projects related to the Company's dispensary, cultivation, manufacturing, and corporate office facilities not yet completed or otherwise not ready for use.
For the three and six months ended June 30, 2026 and 2025, depreciation expense was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Depreciation expense(1):
Cost of goods sold	$12,841	$11,952	$25,345	$23,767
Operating expenses	7,222	9,100	14,376	18,463
Total depreciation expense	$20,063	$21,052	$39,721	$42,230

(1) Includes depreciation expense associated with assets under failed sale and leaseback obligations. See Note 12 — Failed sale and leaseback arrangements for further detail.
Asset specific impairment
2026
The Company did not recognize an impairment loss on Property, plant and equipment, net during the three and six months ended June 30, 2026.
2025
During the three and six months ended June 30, 2025, in a continued effort to optimize cultivation operations, additional assets with no future benefits to the Company were identified, the Company recognized an impairment gain of $1.2 million and an impairment loss of $2.5 million, respectively, within Gain (loss) on impairment on the Condensed Consolidated Statements of Operations (Unaudited), inclusive of $0.5 million and $0.8 million, respectively, of cultivation assets assigned to failed sale and leaseback arrangements. See Note 12 - Failed sale and leaseback arrangements for further details.
Note 11 — Leases
The Company leases real estate and equipment for its dispensaries, cultivation facilities, production plants and corporate offices.
The Company's lease agreements contain various extension and termination options. Extension options range from one to 20 years, with a typical extension period of five years, while certain termination options are contingent upon the Company securing regulatory permits.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The Company does not have any material percentage-rent, sales-based, or other contingent lease payment arrangements. Lease payments are predominantly fixed and/or based on fixed escalations.
ROU assets and lease liabilities as of June 30, 2026 and December 31, 2025 consisted of the following:

	As of
	June 30, 2026		December 31, 2025
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets:
ROU assets, gross	$203,468	$190,651	$186,943	$178,904
Accumulated amortization	(95,554)	(69,135)	(89,344)	(65,630)
Total ROU assets, net	$107,914	$121,516	$97,599	$113,274

Lease liabilities:
Lease liabilities - current	$15,228	$20,366	$11,684	$19,837
Lease liabilities - net of current	152,453	109,622	144,446	102,346
Total lease liabilities	$167,681	$129,988	$156,130	$122,183
The components of the Company's lease expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Finance lease expense:
Amortization of ROU assets
Cost of goods sold	$1,756	$1,662	$3,440	$3,362
Operating expenses	1,600	1,400	3,035	2,707
Total amortization of ROU assets	3,356	3,062	6,475	6,069
Interest on finance lease liabilities	4,249	4,438	8,497	8,887
Total finance lease expense	7,605	7,500	14,972	14,956

Operating lease expense(1)	8,299	8,834	16,298	16,210

Short-term lease expense	374	686	1,156	1,630

Total lease expense	$16,278	$17,020	$32,426	$32,796

(1) Includes $0.1 million and $0.2 million of sublease income as a net reduction of rent expense for the three and six months ended June 30, 2026, respectively and less than $0.1 million for the three and six months ended June 30, 2025.

Cash flows associated with the Company's leasing arrangements for the six months ended June 30, 2026 and 2025 were as follows:

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Operating cash flows from operating leases	$(16,259)	$(15,374)
Operating cash flows from finance leases	(8,497)	(8,887)

Cash flows from financing activities:
Financing cash flows from finance leases	(6,031)	(4,952)
Net cash flows from leasing arrangements	$(30,787)	$(29,213)

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
As of June 30, 2026 and December 31, 2025, the weighted average remaining lease terms and weighted average discount rates of the Company's leasing arrangements were as follows:

	As of
	June 30, 2026	December 31, 2025
Weighted average remaining lease term (in years) - finance leases	8.4	10.0
Weighted average remaining lease term (in years) - operating leases	6.4	6.3
Weighted average discount rate - finance leases	10.6%	11.2%
Weighted average discount rate - operating leases	10.3%	10.9%
As of June 30, 2026, maturities of the Company's lease liabilities under its non-cancelable leases were as follows:

Fiscal Year	Operating Leases	Finance Leases
2026 (six months remaining)	$15,897	$15,870
2027	32,131	32,533
2028	30,067	32,150
2029	26,410	32,201
2030	21,976	31,694
2031 and thereafter	53,018	124,038
Total undiscounted remaining minimum lease payments	179,499	268,486
Less: imputed interest	(49,511)	(100,805)
Total discounted remaining minimum lease payments	$129,988	$167,681
Note 12 — Failed sale and leaseback arrangements
The Company has entered into several sale and leaseback arrangements in connection with building improvements and equipment at various cultivation and processing sites. All of these transactions were accounted for as failed sale and leaseback obligations, as the Company retained control of the assets for the majority of their remaining useful lives.
As of June 30, 2026 and December 31, 2025, the Company's failed sale and leaseback obligations were recognized in the Condensed Consolidated Balance Sheets (Unaudited) as follows:

	As of
	June 30, 2026	December 31, 2025
Property, plant and equipment, net
Financed property and equipment, net of accumulated depreciation of $82.6 million and $76.1 million, respectively	$118,207	$124,708

Financial obligation:
Financial obligation - current	10,138	7,238
Financial obligation - net of current	195,431	202,901
Total financial obligation	$205,569	$210,139

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
For the three and six months ended June 30, 2026 and 2025, the expenses incurred by the Company related to its failed sale and leaseback arrangements were recognized on the Condensed Consolidated Statements of Operations (Unaudited) as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest on financial obligations	$5,644	$6,636	$11,899	$13,271

Depreciation on financed property, plant and equipment	3,323	3,192	6,502	6,697
Total expense associated with failed sale and leaseback arrangements	$8,967	$9,828	$18,401	$19,968
For the six months ended June 30, 2026 and 2025, cash flows associated with the Company's failed sale and leaseback arrangements were as follows:

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Operating cash flows from failed sale and leaseback arrangements	$(11,899)	$(13,271)
Cash flows from financing activities:
Financing cash flows from failed sale and leaseback financial obligations	(4,570)	(2,763)
Net cash flows from failed sale and leaseback arrangements	$(16,469)	$(16,034)
As of June 30, 2026, maturities of the Company's financial obligations associated with failed sale and leaseback arrangements were as follows:

Fiscal Year	Financial Obligations
2026 (six months remaining)	$16,670
2027	31,006
2028	31,841
2029	30,497
2030	29,459
2031 and thereafter	204,870
Total undiscounted remaining minimum payments	344,343
Less: imputed interest	(138,774)
Total discounted remaining minimum payments	$205,569
Asset specific impairment
During the six months ended June 30, 2026 and 2025, the Company recognized an impairment loss of $0.0 million and $0.8 million, respectively, to reduce the carrying value of certain cultivation assets assigned to failed sale and leaseback arrangements. See Note 10 — Property, plant and equipment, net for additional information.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 13 — Intangible assets, net and Goodwill
Intangible assets, net
Identifiable intangible assets consisted of the following as of June 30, 2026 and December 31, 2025:

As of June 30, 2026	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses and service agreements	$1,311,933	$(463,952)	$847,981
Trade names	162,425	(70,204)	92,221
Non-compete agreements	25,145	(15,687)	9,458
Intellectual property and know-how	9,365	(4,682)	4,683
Internal-use software	2,319	(628)	1,691
Customer relationships	68	(28)	40
Intangible assets, net(1)	$1,511,255	$(555,181)	$956,074

(1) Intangible assets held by the Company’s international subsidiaries are subject to foreign currency translation adjustments.

As of December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses and service agreements	$1,318,987	$(422,887)	$896,100
Trade names	162,903	(65,877)	97,026
Non-compete agreements	25,244	(14,591)	10,653
Intellectual property and know-how	9,577	(3,790)	5,787
Internal-use software	1,716	(220)	1,496
Customer relationships	71	(18)	53
Intangible assets, net(1)	$1,518,498	$(507,383)	$1,011,115

(1) Intangible assets held by the Company’s international subsidiaries are subject to foreign currency translation adjustments.
During the six months ended June 30, 2026, the gross carrying amount of intangible assets decreased by $7.2 million, primarily driven by foreign currency translation.
Amortization expense for the Company's intangible assets was $25.2 million and $50.2 million for the three and six months ended June 30, 2026, respectively, compared to $25.0 million and $49.7 million for the three and six months ended June 30, 2025.
As of June 30, 2026, the Company's estimated intangible amortization expense over the next five fiscal years is as follows:

Fiscal Year	Estimated Amortization
2026 (full 12 months)	$100,568
2027	99,289
2028	95,645
2029	89,506
2030	86,450
The Company's remaining weighted average amortization period for its outstanding intangibles as of June 30, 2026 was 11.40 years. The remaining weighted average amortization period for each major class as of June 30, 2026 was as follows:

Asset class:	Weighted Average Amortization (in years)
Licenses and service agreements	11.57
Trade names	11.09
Non-compete agreements	4.87
Internal-use software	3.81
Intellectual property and know-how	2.50
Customer relationships	1.75

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Goodwill
The changes in the Company's goodwill as of June 30, 2026 and December 31, 2025 were as follows:

	Domestic	International	Total
Balance at December 31, 2024	$551,181	$77,703	$628,884
Acquisitions (1)	—	1,328	1,328
Measurement period adjustment	—	(3,984)	(3,984)
Effect of exchange rate differences	—	8,889	8,889
Balance at December 31, 2025	551,181	83,936	635,117
Effect of exchange rate differences	—	(2,095)	(2,095)
Balance at June 30, 2026	$551,181	$81,841	$633,022

(1) Incurred in connection with an individually immaterial acquisition consummated during the second quarter of 2025 within the Company's international operations.
Note 14 — Other assets - net of current
Other assets — net of current consist of the following as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Security deposits(1)	$11,064	$11,082
Prepaid expenses(2)	4,899	—
Other assets(3)	2,055	2,051
Investments(4)	361	263
Total other assets — net of current	$18,379	$13,396

(1) Represents security deposits for certain lease arrangements.
(2) Represents prepaid SaaS and hosting subscription fees, along with capitalized implementation costs. See Note 3 — Significant accounting policies for further detail.
(3) Represents deferred financing fees related to the Amended Needham LOC (as defined in Note 16 — Notes payable and debt).
(4) Represents an equity investment in a social equity collective.
Note 15 — Accrued expenses
Accrued expenses consist of the following as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Accrued payroll expenses	$36,413	$41,861
Interest payable	21,307	1,704
Accrued inventory expenses	10,265	12,196
Professional services and legal matters(1)	9,969	12,078
Accrued occupancy and technology expenses	7,457	5,422
Sales taxes payable	7,134	7,754
Accrued loyalty payable	5,479	4,986
Excise taxes payable	4,758	4,347
Accrued marketing expenses	2,866	2,788
Property and other taxes payable	2,704	1,480
Deferred revenue	1,205	634
Other accrued expenses	12,615	15,243
Total accrued expenses	$122,172	$110,493

(1) Includes amounts recognized for legal contingencies. See Note 26 — Commitments and contingencies for additional information.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 16 — Notes payable and debt
Notes payable consist of the following as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Senior Secured Notes – 2029	$500,000	$—
Senior Secured Notes – 2027	43,494	56,597
Senior Secured Notes – 2026	—	456,815
Amended Needham LOC	52,000	21,910
ABL Facility – EWB	12,000	12,000
Seller note payable	3,952	4,093
Other notes payable	7,820	3,308
Less: Unamortized debt discount and deferred financing fees	(7,725)	(6,071)
Notes payable, net of unamortized debt discount and deferred financing fees	611,541	548,652
Less: Notes payable - current	(41,009)	(35,730)
Notes payable - net of current	$570,532	$512,922
Below is a summary of the Company's credit facilities outstanding as of June 30, 2026:

Credit facility	Original facility size	Outstanding balance	Stated interest rate(11)		Maturity date
Senior Secured Notes – 2029	$500,000	$500,000	11.50%		February 18, 2029
Senior Secured Notes – 2027	67,000	43,494	10.00%	(5)	December 17, 2027
Senior Secured Notes – 2026(9)	475,000	—	8.00%	(4)	December 15, 2026	(9)
Amended Needham LOC(2)(10)	100,000	52,000	8.99%	(6)(10)	February 18, 2029	(10)
ABL Facility - EWB Note	12,000	12,000	6.00%	(7)	August 25, 2026
Seller note payable - Scottsdale Note(3)	5,100	3,952	5.00%	(8)	December 1, 2036
Other notes payable - miscellaneous(1)	11,870	7,820	Various		Various
Total	$1,170,970	$619,266

(1) Comprised of various immaterial loans held by Curaleaf International.
(2) In October 2025, the total borrowing capacity under the Needham LOC was increased from $40.0 million to $100.0 million; see section herein titled "Needham Bank" for additional information.
(3) The Company has a seller note payable incurred in connection with the Company’s purchase of a building in Scottsdale, Arizona (the “Scottsdale Note”).
(4) Compounded semi-annually and payable in arrears on June 15th and December 15th of each year.
(5) Compounded monthly and computed daily on the basis of a 360-day year for the actual number of days elapsed for a period of time. Interest and principal payments are payable in arrears and due on the 17th of each month.

(6) Calculated on the basis of a 360-day year. Interest is due on the 6th of each month.
(7) Calculated on the basis of a 360-day year for the actual number of days elapsed for any period of time. Interest is due on the 25th of each month.
(8) Compounded monthly and computed daily on the basis of a 360-day year for the actual number of days elapsed for a period of time. Interest and principal payments are payable in arrears and due on the 23rd of each month.

(9) In February 2026, the Company closed on a private placement of senior secured notes for aggregate gross proceeds of $500.0 million due February 18, 2029. Net proceeds were used to fully repay the Senior Secured Notes – 2026.

(10) In conjunction with the origination of the Senior Secured Notes – 2029, the maturity date of the Amended Needham LOC was extended to February 18, 2029, and the interest rate was amended to 8.99% in accordance with the terms of the Amended and Restated Needham Loan Agreement.

(11) The weighted-average interest rate aligns with the stated interest rates of all credit facilities, except for the miscellaneous category, the impact of which is immaterial.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The Company's interest expense by credit facility for the three and six months ended June 30, 2026 was as follows:

		Three months ended June 30, 2026			Six months ended June 30, 2026
Credit facility	Effective interest rate	Stated interest expense	Amortization of debt discount/premium and deferred financing fees	Total interest expense (1)	Stated interest expense	Amortization of debt discount/premium and deferred financing fees	Total interest expense (1)
Senior Secured Notes – 2029	12.16%	$14,336	$602	$14,938	$20,795	$849	$21,644
Senior Secured Notes – 2027	10.69%	1,187	113	1,300	2,525	194	2,719
Senior Secured Notes – 2026	9.30%	—	—	—	4,906	717	5,623
Amended Needham LOC	8.99%	766	192	958	1,034	752	1,786
ABL Facility - EWB Note	6.00%	182	—	182	362	—	362
Seller notes payable - Scottsdale Note	5.00%	50	—	50	101	—	101
Other notes payable - miscellaneous	various	63	—	63	102	—	102
		$16,584	$907	$17,491	$29,825	$2,512	$32,337

(1) Total interest expense herein does not encompass interest expense recognized on the Company’s deferred consideration obligations. For the three and six months ended June 30, 2026, the Company recognized interest expense of $0.2 million and $0.3 million, respectively, on its deferred consideration obligations. See Note 4 — Acquisitions for additional information.

The Company's interest expense by credit facility for the three and six months ended June 30, 2025 was as follows:

		Three months ended June 30, 2025			Six months ended June 30, 2025
	Effective interest rate	Stated interest expense	Amortization of debt discount/premium and deferred financing fees	Total interest expense (1)	Stated interest expense	Amortization of debt discount/premium and deferred financing fees	Total interest expense (1)
Senior Secured Notes – 2026	9.30%	$9,175	$1,327	$10,502	$18,249	$2,442	$20,691
Senior Secured Notes – 2027	10.69%	1,904	94	1,998	3,128	146	3,274
Bloom Notes – 2025	10.36%	—	—	—	127	200	327
Bloom Notes – 2024	10.00%	—	—	—	78	—	78
Needham LOC	7.99%	274	227	501	631	571	1,202
ABL Facility - EWB Note	6.00%	182	45	227	376	45	421
Other notes payable - BHH Note	15.00%	280	—	280	558	—	558
Seller notes payable - Scottsdale Note	5.00%	54	—	54	115	—	115
Other notes payable - miscellaneous	various	44	—	44	87	—	87
Other notes payable - VOWL Note	4.25%	19	—	19	47	—	47
Other notes payable - NGC Note	12.00%	48	—	48	95	—	95
		$11,980	$1,693	$13,673	$23,491	$3,404	$26,895

(1) Total interest expense herein does not encompass interest expense recognized on the Company’s deferred consideration obligations. For the three and six months ended June 30, 2025, the Company recognized interest expense of $1.0 million and $1.9 million, respectively, on its deferred consideration obligations. See Note 4 — Acquisitions for additional information.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
As of June 30, 2026, maturities of the Company's notes payable were as follows:

Fiscal year:	Amount
2026 (six months remaining)	$28,739
2027	30,996
2028	1,419
2029	553,317
2030 and thereafter	4,795
Total future principal maturities	$619,266
As of June 30, 2026 and December 31, 2025, the carrying values and fair values of the Company's notes payable were as follows:

	As of
	June 30, 2026	December 31, 2025
Carrying Value	$619,266	$554,723
Fair Value	638,655	546,068
The fair values presented above are based on Level 2 inputs. The fair value of the Company's senior secured notes was determined using quoted market information and third-party evaluated pricing. The carrying values of the Company's remaining debt obligations approximate fair value based on Level 2 inputs due to their short-term nature or variable-rate features.
Senior Secured Notes – 2026
In December 2021, the Company closed on a private placement of senior secured notes due 2026 for aggregate gross proceeds of $475.0 million ("Senior Secured Notes – 2026"). The Senior Secured Notes – 2026 were governed by an indenture dated as of December 15, 2021, as subsequently amended and supplemented from time to time. The Base Indenture enabled the Company to issue additional senior secured notes on an ongoing basis as needed, subject to maintaining leverage ratios and complying with other terms and conditions of the Note Indenture. Under the indenture, the notes were secured by first-priority liens on substantially all assets of the Company and certain guarantor entities, subject to customary exceptions.
Redemption of Senior Secured Notes - 2026
On April 30, 2024, in an arm’s length transaction, the Company paid $14.3 million to purchase, for cancellation, Senior Secured Notes – 2026 that had a face value of $15.0 million. The Company also reduced accrued interest by $3.2 million that had been accruing from December 15, 2023 through April 30, 2024 specific to the notes purchased for cancellation.
On July 22, 2025, in an arms-length transaction, the Company paid $2.9 million to purchase, for cancellation, Senior Secured Notes – 2026, that had a face value of $3.2 million. The Company also reduced accrued interest by $0.4 million that had been accruing from June 15, 2025 through July 22, 2025 specific to the notes purchased for cancellation.
On February 18, 2026, the Company consummated the 2026 Refinancing (as defined below), the proceeds from which were used to (i) repay approximately $314.6 million of the Senior Secured Notes – 2026 and (ii) to exchange, on a non-cash basis, with certain participating existing lenders, $142.2 million of the Senior Secured Notes – 2026 for Senior Secured Notes – 2029. As of June 30, 2026, the Company had no outstanding obligation under the Senior Secured Notes – 2026.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Senior Secured Notes – 2027
On January 17, 2025, the Company entered into an agreement (the “Note Exchange Agreement”) with the former owners of Bloom (the “Bloom Lenders”), pursuant to which the Company agreed to accept from the Bloom Lenders, and the Bloom Lenders agreed to transfer to the Company, the Bloom Notes – 2025 in exchange for senior secured notes of the Company with an aggregate principal balance of $67.0 million (the “Senior Secured Notes — 2027”), consisting of the $60.0 million then-outstanding principal of the Bloom Notes – 2025 plus $7.0 million of accrued interest on such notes (the “Note Exchange”). In connection with the Note Exchange, the Company paid in cash (i) $0.6 million, representing the remaining balance of interest accrued on the Bloom Notes – 2025 as of the date of the Note Exchange and (ii) $1.0 million of debt origination fees. The Senior Secured Notes – 2027 mature on January 17, 2027. There are no prepayment penalties on the Senior Secured Notes – 2027.
The Company accounted for the Note Exchange as a debt extinguishment and recognized a loss on extinguishment of debt of $0.3 million, which was recognized during the three months ended March 31, 2025 within Other (expense) income, net on the Condensed Consolidated Statements of Operations (Unaudited).
Senior Secured Notes – 2029
On February 18, 2026, the Company entered into a fourth supplemental indenture to the Base Indenture (together with the Base Indenture, the “2029 Indenture”) to complete the private placement of senior secured notes due February 18, 2029 (the "Senior Secured Notes – 2029"), for aggregate gross proceeds of $500.0 million (the "2026 Refinancing"). In connection with the 2026 Refinancing, approximately $142.2 million principal amount of the Company’s outstanding Senior Secured Notes – 2026 was exchanged for Senior Secured Notes – 2029. The remaining outstanding $314.6 million principal amount of the Company's outstanding Senior Secured Notes – 2026 were repaid using proceeds from the issuance of the Senior Secured Notes – 2029, together with the settlement of approximately $6.5 million of accrued interest.
The 2029 Indenture permits the Company to issue additional senior secured notes on an unlimited basis, subject to compliance with the incurrence covenants and other terms of the 2029 Indenture. The principal restrictions on incurring additional indebtedness require that, on a pro forma basis after giving effect to such incurrence, (i) the consolidated fixed charge coverage ratio is at least 2.5:1, (ii) consolidated indebtedness to consolidated EBITDA does not exceed 4:1 and (iii) no Default or Event of Default exists. In addition, the 2029 Indenture permits the Company to grant a more senior lien to secure up to $100.0 million of additional financing from commercial banks for revolving credit loans, provided that, such credit facilities bear interest at a rate lower than the Senior Secured Notes – 2029 and immediately following such incurrence, consolidated secured indebtedness to consolidated EBITDA does not exceed 3:1 and all other conditions under the 2029 Indenture are satisfied. The Company and certain guarantor entities are required to grant a first‑priority security interest in substantially all of their assets, including after‑acquired property, subject to Excluded Property and Permitted Liens.
Amounts paid to holders of the Senior Secured Notes – 2026 that did not participate in the refinancing were accounted for as debt extinguishments. Based on this assessment, the portions of the 2026 Refinancing involving continuing lenders were accounted for as debt modifications, including the exchange of approximately $142.2 million principal amount of Senior Secured Notes – 2026 for Senior Secured Notes – 2029 and certain cash settlements and issuances involving continuing holders that did not qualify as debt extinguishments under ASC 470-50. Amounts paid to non-participating holders, including approximately $78.8 million principal amount of Senior Secured Notes – 2026, were accounted for as debt extinguishments. The remaining Senior Secured Notes – 2029 were issued to new lenders and accounted for as new debt. The Company had approximately $4.7 million of unamortized deferred financing costs and debt discounts related to the Senior Secured Notes – 2026, of which $1.8 million continues to be amortized over the term of the Senior Secured Notes – 2029, while $2.9 million was written off and recognized as a loss on debt extinguishment within Other (expense) income, net on the Condensed Consolidated Statements of Operations (Unaudited). In connection with the 2026 Refinancing, the Company incurred approximately $8.1 million of deferred financing fees and debt discounts, of which $1.5 million was expensed as incurred and recognized within Other (expense) income, net on the Condensed Consolidated Statements of Operations (Unaudited) and $6.6 million was capitalized as debt issuance costs to be amortized over the term of the Senior Secured Notes – 2029. The Company recognized total expense of $4.5 million from loss on debt extinguishments,

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
consisting primarily of the write-off of unamortized deferred financing costs and third party debt issuance costs related to the refinancing.
The Senior Secured Notes – 2029 issued in transactions accounted for as debt extinguishments were initially recognized at fair value on the issuance date. The Company determined that the fair value of the Senior Secured Notes – 2029 was equal to par value, or $500.0 million in the aggregate, based on the observed arm’s-length issuance price in the private placement. The notes were issued at 100% of principal, with no original issue discount, and the terms were determined through arm’s-length negotiations between the Company and the agents. The fair value measurement on the issuance date would be classified within Level 2 of the fair value hierarchy because the measurement was based on observable inputs, principally the contemporaneous arm’s-length issuance price and market-negotiated coupon for debt with the Company’s credit profile and terms, and there was no quoted price in an active market for the identical instrument on the measurement date. The notes will be carried at amortized cost and related debt issuance costs and lender fees will be amortized to interest expense over the term of the notes using the effective interest method.
The Senior Secured Notes – 2029, inclusive of accrued and unpaid interest, may be redeemed early, subject to a prepayment premium as follows:

Loan year	Prepayment redemption prices
August 18, 2027 to February 17, 2028	105.8%
February 17, 2028 and thereafter	100.0%
Related Party Transaction
Holders of the Senior Secured Notes – 2029 include Medtech International Group LLC (“Medtech”), an entity wholly-owned by the CEO and Chairman. Medtech subscribed to $1.0 million of the Senior Secured Notes – 2029. Medtech’s subscription is characterized as a related party transaction
Needham Bank
On November 6, 2024, the Company entered into a loan agreement (the “Needham Loan Agreement”) with Needham Bank (“Needham”), establishing a revolving line of credit for up to $40.0 million (the “Needham LOC”), with an option to request up to an additional $20.0 million, beginning May 6, 2026, subject to Needham’s discretion and credit approval process.
On October 10, 2025, the Company entered into an amended and restated loan agreement with Needham (the “Amended and Restated Needham Loan Agreement”) to refinance the Needham LOC. As part of the refinancing, the total borrowing capacity under the Needham LOC was increased from $40.0 million to $100.0 million (the “Amended Needham LOC”), and the maturity date was extended to October 10, 2026. The unused capacity at June 30, 2026 was $46.3 million. The Amended Needham LOC remains secured by a first-priority lien on senior mortgages, guarantees of the Company’s U.S. subsidiaries and a parent guaranty limited to the Company’s U.S. assets. Proceeds may be utilized for general corporate purposes, including working capital and operational expenses, as well as to reduce outstanding principal balances of certain Indebtedness (as defined in the Amended Needham LOC). The Amended Needham LOC is subject to certain debt covenants including maintaining a post-incurrence debt service coverage ratio of 1.5:1 as well as covenants related to appraised fair value of mortgaged properties (subject to an 80% LTV constraint), receivables and cash, net of reserves.
The Amended and Restated Needham Loan Agreement contains contractual provisions that are automatically triggered upon the consummation of certain refinancing transactions. In connection with the February 18, 2026 issuance of the

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Company’s Senior Secured Notes – 2029, the Amended and Restated Needham Loan Agreement was automatically amended, extending the maturity date to February 18, 2029, and increasing the stated interest rate from 7.99% to 8.99%.
Tangela Holdings, LTD
On June 11, 2024, the Company entered into a loan agreement (the “NGC Note”) with Tangela for $1.6 million to fund bulk purchases of cannabis for resale by NGC, a subsidiary of the Company. The NGC Note, as most recently amended on March 11, 2025, matured as scheduled, and on July 1, 2025, the Company settled the loan in full.
Asset-based revolving credit facility
On August 25, 2023, the Company entered into an asset-based revolving credit facility (the “ABL Facility”) with EWB that provided for borrowings up to $6.5 million and immediately drew down $6.5 million (the “EWB Note”). The EWB Note had a maturity date of August 25, 2024. On March 26, 2024, the Company signed an agreement (the “1st Change in Terms Agreement”), increasing the ABL Facility to $10.0 million and extending the maturity date of the EWB Note to August 25, 2025. On June 14, 2024, the Company executed an amendment to the 1st Change in Terms Agreement, increasing the ABL Facility by an additional $2.0 million to $12.0 million. On September 2, 2025, the Company executed Amendment No. 3 to its Loan Agreement with East West Bank, extending the maturity date to August 25, 2026. No other changes were made to the ABL Facility.
The ABL Facility is secured by the Company's deposit accounts at EWB, and as such, the Company's balance in the EWB deposit accounts is classified as restricted cash on the Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2026 and December 31, 2025.
Covenant compliance
As of June 30, 2026, the Company was in compliance with all financial covenants within each credit facility, and the Company did not observe evidence of any cross-defaults.
Note 17 — Shareholders’ equity
Authorized share capital
As of June 30, 2026, the Company’s authorized share capital consists of (i) an unlimited number of MVS, (ii) an unlimited number of SVS and (iii) an unlimited number of non-voting and non-participating shares that are exchangeable at the shareholder’s option into SVS (the “Exchangeable Shares”). All three classes of authorized share capital are without par value. The MVS are held directly or indirectly by Mr. Boris Jordan, the Company’s CEO and Chairman.
Issued share capital
Holders of the SVS are entitled to one vote per share. Holders of the MVS are entitled to 15 votes per share and are entitled to notice of and to attend any meeting of the Company's shareholders, except for shareholder meetings in which only holders of a particular class or series of shares will have the right to vote.
The MVS are convertible into SVS on a one-for-one basis at any time at the option of the holder or upon termination of the MVS structure. Effective June 23, 2026, the Company amended its articles to remove the automatic conversion feature of the MVS that was previously triggered upon a listing of the SVS on the Nasdaq Stock Market, New York Stock Exchange or another exchange or marketplace approved by the Board of Directors. Accordingly, the MVS will no longer automatically convert into SVS upon such a listing. The MVS shall automatically convert into SVS upon the earlier to occur of: (i) the transfer or disposition of the MVS by the CEO and Chairman to one or more third parties who are not permitted holders; and (ii) the CEO and Chairman or his permitted holders no longer beneficially owning, directly or indirectly and in the aggregate, at least 5% of the issued and outstanding SVS and MVS on a non-diluted basis.
As of June 30, 2026, the Company's MVS represented approximately 11.8% of the total issued and outstanding shares and controlled approximately 66.8% of the total voting power. As of December 31, 2025, the MVS represented approximately 12.2% of total issued and outstanding shares and controlled approximately 67.5% of the total voting power.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
As of June 30, 2026 and December 31, 2025, the number of SVS available for issuance under the Company's 2018 Long Term Incentive Plan ("LTIP") was 26,473,750 and 25,749,158, respectively. See Note 19 — Share-based compensation for further detail.
As of June 30, 2026, no Exchangeable Shares have been issued.
On June 5, 2026, the Company effected a 1-for-3 reverse stock split of its SVS and MVS. Share amounts, per share amounts, voting rights and equity award information included herein have been retrospectively adjusted to reflect the reverse stock split for all periods presented. See Note 2 — Basis of presentation and consolidation for further detail.
Repurchase of SVS
On April 16, 2026, the Company announced that its Board of Directors had authorized a Normal Course Issuer Bid ("NCIB") pursuant to which it may repurchase up to 11.4 million of its SVS through open-market purchases, subject to applicable securities laws and stock exchange requirements.

During the three months ended June 30, 2026, the Company repurchased 93,363 SVS under the NCIB at a weighted-average price of $10.69 per share for an aggregate cost of approximately $1.0 million, including brokerage commissions. All repurchased shares were cancelled and returned to authorized but unissued status. The Company accounts for repurchases under the NCIB as share retirements, with the total repurchase cost recorded as a reduction of shareholders' equity.
Note 18 — Temporary equity and redeemable non-controlling interests
In connection with the acquisition of Four20 Pharma GmbH ("Four20") in September 2022, the selling shareholders and Curaleaf International entered into separate put/call options, which permit either party to trigger the roll-up of the remaining equity of Four20 two years after the launch of adult-use cannabis sales in Germany, but no later than the end of 2025 if adult-use launch had not occurred by such date. As adult-use cannabis sales in Germany had not commenced by the end of 2025, the options became exercisable.
On February 23, 2026, the selling shareholders of Four20 exercised their put option by delivering an irrevocable notice to the Company to redeem their remaining 45% equity interest in Four20. On April 30, 2026, the Company settled the put option and acquired the remaining 45% equity interest, increasing its ownership interest in Four20 to 100%. The transaction resulted in a change in the Company's ownership interest in Four20 without a loss of control; therefore, it was accounted for as an equity transaction in accordance with ASC 810. Total consideration paid was approximately $101.2 million, consisting of cash consideration of $50.3 million, deferred consideration of $14.2 million and 3,473,087 SVS of the Company with a fair value of $36.7 million on the settlement date. The deferred consideration is payable in two installments due on August 31, 2026 and November 30, 2026, respectively, and bears interest at a rate of 6% per annum from the closing date through the respective payment dates. Following settlement, Four20 became a wholly owned subsidiary of the Company and no non-controlling interest remains.
Note 19 — Share-based compensation
The Company maintains a LTIP, which provides for the grant of incentive stock options, non-statutory stock options, restricted stock units, performance stock units and other share-based awards to eligible participants. The number of SVS reserved for issuance under the LTIP is calculated as 10% of the aggregate number of SVS and MVS outstanding on an "as-converted" basis.
On June 5, 2026, the Company effected a 1-for-3 reverse stock split of its SVS and MVS. All share amounts, per share amounts, voting rights and equity award information included herein has been retrospectively adjusted to reflect the reverse stock split for all periods presented. See Note 2 — Basis of presentation and consolidation for further detail.
Option and RSU Exchange Program
On December 11, 2025, the Company's Board of Directors approved, subject to shareholder and regulatory approval, a one-time option exchange program (the "Option Exchange Program") pursuant to which eligible holders of certain outstanding

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
stock options with exercise prices of $15.00 or greater could voluntarily exchange such options for newly issued restricted stock units ("Replacement RSUs") on a one-for-one basis. The eligible options had exercise prices ranging from $15.60 to $47.34. In addition, 1.8 million performance-based stock options held by the Company's Chairman and Chief Executive Officer with an exercise price of $8.67 per share were eligible to participate in the Option Exchange Program. The Option Exchange Program was approved by the Company's shareholders on June 22, 2026 and became effective on June 30, 2026. On the effective date, approximately 3.3 million stock options were surrendered and cancelled in exchange for an equal number of Replacement RSUs. The Replacement RSUs generally vest in three equal annual installments through December 11, 2028, subject to continued service.
The exchange was accounted for as a modification of equity-classified awards under ASC 718. Incremental compensation cost was measured as the excess of the fair value of the Replacement RSUs immediately after the exchange date over the fair value of the original options immediately prior to the exchange date. For the performance-based option awards held by the Company's Chairman and Chief Executive Officer, fair value immediately prior to the modification date was determined using a Monte Carlo simulation model due to the market-based vesting conditions associated with such awards. Based on a modification-date fair value of $10.81 per Replacement RSU, the Option Exchange Program resulted in approximately $19.9 million of incremental compensation cost, which will be recognized over the remaining requisite service periods of the Replacement RSUs. In addition, the Company will continue to recognize any remaining unrecognized compensation cost associated with the exchanged awards over the vesting period of the Replacement RSUs.

Share-based compensation consisted of the following for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Equity-classified awards:
Stock options	$1,481	$2,156	$3,140	$4,006
Performance stock units	4,531	472	8,320	982
Restricted stock units	4,458	3,305	8,674	5,569
Share-based compensation expense: equity-classified awards	10,470	5,933	20,134	10,557
Liability-classified awards:
Virtual share option awards(1)	(199)	2,544	(199)	2,544
Share-based compensation expense: liability-settled awards	(199)	2,544	(199)	2,544
Total share-based compensation expense	$10,271	$8,477	$19,935	$13,101

(1) Includes the cumulative share-based compensation expense recognized for VSOs granted during the second quarter of 2025, for which the requisite service periods retroactively commenced in January 2023. During the three and six months ended June 30, 2026, the Company recorded a benefit of $0.2 million related to a true-up of the liability associated with certain VSOs, which reduced share-based compensation expense during the period.

Stock options
As of June 30, 2026 and 2025, total unamortized compensation cost related to unvested stock options was $8.7 million and $15.3 million, respectively, which the Company expects to recognize over a weighted-average period of 1.72 and 2.13 years, respectively.
The total intrinsic value of stock options exercised and the total fair value of stock options vested during the six months ended June 30, 2026 and 2025 were as follows:

	Six months ended June 30,
	2026	2025
Total intrinsic value of options exercised	$8,945	$125
Total fair value of options vested	4,240	3,691

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Significant assumptions used to estimate the fair value of the Company's stock options granted during the six months ended June 30, 2026 and 2025 were as follows:

Six months ended June 30,
	2026	2025
Expected volatility	82% — 83%	72% — 74%
Expected life in years	5.99 — 6.05	6.16 — 6.24
Expected dividends(1)	—%	—%
Risk-free interest rate (based on government bonds)	3.89% — 4.33%	4.14% — 4.21%

(1) The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.
The Company's stock option activity during the six months ended June 30, 2026 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2026	10,618,602	$8.658
Forfeited	(496,948)	4.744
Cancelled under the Option Exchange Program	(3,305,683)	15.912
Expired	(205,230)	26.850
Exercised	(1,298,324)	0.988
Granted	199,660	9.365
Outstanding at June 30, 2026	5,512,077	$5.814	7.27	$32,061
Options exercisable at June 30, 2026	2,619,008	$7.275	5.64	$13,521
Performance stock units
As of June 30, 2026 and 2025, total unamortized compensation cost related to unvested performance stock units was $21.8 million and $3.3 million, respectively, which the Company expects to recognize over a weighted-average period of 1.64 and 1.60 years, respectively.
The Company's PSU activity during the six months ended June 30, 2026 were as follows:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	3,263,478	$3.180
Forfeited	(622,681)	2.811
Vested(1)	(928,215)	3.623
Granted	2,025,655	6.788
Unvested at June 30, 2026	3,738,237	$5.096
Inception-to-date PSUs vested at June 30, 2026	1,180,376	$4.872

(1) Includes 320,791 SVS, at a weighted-average fair value of $6.855, withheld by the Company to satisfy applicable statutory tax withholding obligations upon the vesting of PSUs during the reporting period. The SVS withheld were returned to the pool of SVS available for future issuance under the LTIP.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Restricted stock units
As of June 30, 2026 and 2025, total unamortized compensation cost related to unvested restricted stock units was $52.6 million and $24.6 million, respectively, which the Company expects to recognize over a weighted-average period of 2.27 years and 2.26 years, respectively.
The Company's RSU activity during the six months ended June 30, 2026 were as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	8,848,666	$4.830
Forfeited	(492,321)	5.420
Vested(1)	(2,558,771)	4.200
Granted under the Option Exchange Program	3,305,683	6.020
Granted	1,412,118	7.131
Unvested at June 30, 2026	10,515,375	$5.648
Inception-to-date RSUs vested at June 30, 2026	6,451,977	$12.380

(1) Includes 598,324 SVS, at a weighted-average fair value of $7.080, withheld by the Company to satisfy applicable statutory tax withholding obligations upon the vesting of RSUs during the reporting period. The SVS withheld were returned to the pool of SVS available for future issuance under the LTIP.

Note 20 — Selling, general and administrative expenses
Selling, general and administrative expenses consisted of the following for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Salaries and benefits	$65,782	$54,658	$129,522	$114,081
Sales and marketing	16,402	10,520	27,793	21,650
Rent and occupancy	14,986	15,629	29,545	29,843
Office supplies and services	12,077	11,280	23,918	22,118
Share-based compensation	10,271	8,477	19,935	13,101
Professional fees	6,623	5,867	13,124	11,265
Insurance and compliance	2,554	2,259	4,949	4,673
Travel	2,154	1,725	4,135	3,572
Research and development	449	(41)	744	294
Other operating expense	379	983	882	1,579
Total selling, general and administrative expense	$131,677	$111,357	$254,547	$222,176

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 21 — Defined contribution and employee benefits
The Company established the Curaleaf, Inc. 401(k) Plan (the "Plan") effective January 1, 2022. The Company's U.S. employees are generally eligible to participate in the Plan. The Plan allows eligible employees to make contributions, up to limits set by the IRS, through payroll deductions and invest their contributions in one or more of the investment funds offered by the Plan. For employees who have completed one or more years of eligible service, the Company matches 25% of the first 4% of eligible contribution on a pretax and/or Roth 401(k) basis for each annual period. Under the Plan, employees become eligible for contributions on the first day of the calendar month, coincident with or next, following the date the employee performs an hour of service as an eligible employee. Matched contributions are always fully vested.
Employees outside the U.S. who are not covered by the Plan may be covered by defined contribution plans that are subject to applicable laws and rules of the country in which they are administered.
Employer contributions, which are expensed as incurred, totaled $0.6 million and $0.7 million for the three and six months ended June 30, 2026, respectively and $0.7 million and $0.9 million for the three and six months ended June 30, 2025, respectively.
Note 22 — Other (expense) income, net
Other (expense) income, net consists of the following for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Foreign exchange (loss) gain	(2,679)	3,449	(4,226)	4,924
(Loss) gain on investment	(802)	54	(459)	331
Loss on disposal of assets	(750)	(263)	(556)	(1,339)
(Loss) gain on extinguishment of debt	$(204)	$—	$(4,494)	$1,487
Miscellaneous other income (expense)	1,512	(1,411)	2,745	(571)
Other (expense) income, net	$(2,923)	$1,829	$(6,990)	$4,832

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 23 — Income taxes
The Company computed its provision for income taxes for the three and six months ended June 30, 2026 using the actual effective tax rate for each respective interim period, taking into consideration the impact of the U.S. Department of Justice’s regulatory action, effective April 23, 2026, reclassifying certain state-licensed medical marijuana products and FDA-approved marijuana products from Schedule I to Schedule III under the Rescheduling Order. The Company computed its provision for income taxes for the three and six months ended June 30, 2025 using the actual effective tax rate for each respective interim period. Therefore, the Company’s effective income tax rates for the three and six months ended June 30, 2026 and 2025 are not indicative of the effective income tax rate for each respective fiscal year of 2026 and 2025. The Company’s effective income tax rate differs significantly from the applicable statutory income tax rates due in part to (i) uncertain tax position liabilities associated with tax positions under Section 280E relating to adult-use cannabis activities, qualifying medical cannabis activities occurring before April 23, 2026, and prior taxable years, (ii) interest and penalties associated with uncertain tax positions, and (iii) state income taxes. These items were partially offset during the three and six months ended June 30, 2026 by a net income tax benefit of approximately $65.1 million resulting from the reassessment of the realizability of certain deferred tax assets following the Rescheduling Order.
The Rescheduling Order also established an expedited process for state-licensed medical cannabis entities, including medical marijuana dispensaries, to register with the DEA, enabling qualifying registrants to engage in the manufacture, distribution and/or dispensing of cannabis for medical purposes under federal law. The Company has submitted DEA registration applications for its medical and dual-use operations, and all such applications remain pending as of the date of this Quarterly Report. The Rescheduling Order further provides that the U.S. Department of Treasury and the IRS will be issuing formal guidance addressing the federal income tax implications of the Rescheduling Rule, including transition and allocation matters. As of the date of this report, the U.S Department of Treasury and IRS have not issued any formal guidance. Consequently, in preparing its income tax provision for the three and six months ended June 30, 2026, the Company applied its interpretation of the effects of the Rescheduling Rule beginning on its April 23, 2026 effective date. The Company will reassess its conclusions and methodology upon the issuance of formal guidance or other relevant legal or regulatory developments.
Based on the Rescheduling Order and the facts and circumstances existing as of June 30, 2026, management concluded that, beginning April 23, 2026, Section 280E does not limit deductions and credits attributable to the Company's qualifying state-licensed medical cannabis activities and that the related tax benefits meet the more-likely-than-not recognition threshold under ASC 740, Income Taxes. Accordingly, the Company did not record an uncertain tax position for deductions and credits attributable to qualifying state-licensed medical cannabis activities occurring on or after April 23, 2026. The Company continued to record uncertain tax positions for deductions attributable to adult-use cannabis activities, qualifying medical cannabis activities occurring before April 23, 2026, and tax positions relating to prior taxable years.
For the three months ended June 30, 2026, the Company recorded income tax benefit of $38.8 million on pre-tax loss from continuing operations of $26.3 million. The tax rate was impacted by the release of valuation allowances on certain US deferred tax assets offset by non-deductible expenses due to Section 280E. The reassessment of the realizability of US deferred tax assets did not reflect retroactive application of the Rescheduling Order to qualifying state-licensed medical cannabis activities occurring before April 23, 2026.
For the six months ended June 30, 2026, the Company recorded income tax benefit of $137.5 million on pre-tax loss from continuing operations of $54.9 million. The tax rate was impacted by the release of uncertain tax positions and valuation allowances on certain US deferred tax assets, offset by non-deductible expenses due to Section 280E.
For the three months ended June 30, 2025, the Company recorded income tax expense of $31.8 million on pre-tax loss from continuing operations of $16.3 million. The tax rate was impacted by increased uncertain tax position liabilities and interest due the company's 280E position, and state income taxes in certain separate filing jurisdictions.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
For the six months ended June 30, 2025, the Company recorded income tax expense of $65.5 million on pre-tax loss from continuing operations of $32.7 million. The tax rate was impacted by increased uncertain tax position liabilities and interest due the company's 280E position, and state income taxes in certain separate filing jurisdictions.
Management assesses all available positive and negative evidence to determine whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. During the second quarter of 2026, the reclassification of medical cannabis to Schedule III, effective April 23, 2026, constituted a change in circumstances that caused management to reassess the realizability of certain U.S. federal and state deferred tax assets. Based on that reassessment, management determined that it is more likely than not that a portion of those deferred tax assets will be realized due to reversing deferred tax liabilities resulting in sufficient future taxable income, and released the associated valuation allowance of $65.1 million in the period. A valuation allowance is retained against the remaining deferred tax assets for which realization does not meet the more-likely-than-not threshold.
The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign taxing authorities, where applicable. As of June 30, 2026, the Company is under audit for years ranging from 2020 to 2024 by the IRS, a few U.S. states and in Canada. The statute of limitations for federal, state and foreign taxing jurisdictions are open from tax year 2020.
Global Minimum Tax Rules - Pillar Two
Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate, as described in the Global Anti-Base Erosion Model Rules (otherwise known as Pillar Two) issued by the Organization for Economic Co-operation and Development. Under Pillar Two, a minimum effective tax rate of 15% would apply to multinational companies with consolidated revenues above €750 million. Pillar Two became effective for fiscal years beginning on or after January 1, 2024, in several jurisdictions in which the Company operates. Upon enactment, Pillar Two did not have a material impact on the Company’s Consolidated Financial Statements, and there was no material impact to the Company’s consolidated financial position, results of operations or cash flows.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 24 — Earnings per share
Basic and diluted (loss) income per share attributable to Curaleaf Holdings, Inc. for the three and six months ended June 30, 2026 and 2025 were calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) from continuing operations	$12,476	$(48,111)	$82,552	$(98,162)
Less: excess redemption value above carrying value(3)	—	(11,861)	(381)	(25,188)
Net income (loss) from continuing operations, net of excess redemption value	12,476	(59,972)	82,171	(123,350)
Net income (loss) from discontinued operations	31	(5,495)	(262)	(15,688)
Net income (loss), net of excess redemption value	12,507	(65,467)	81,909	(139,038)
Less: Net (loss) income attributable to non-controlling interest	—	(445)	(16)	372
Net income (loss) attributable to Curaleaf Holdings, Inc., net of excess redemption value	$12,507	$(65,022)	$81,925	$(139,410)

Denominator:
Basic weighted-average common shares outstanding	263,067,698	252,423,544	260,782,402	251,912,438
Dilutive effect of stock options to purchase SVS	2,152,452	—	1,855,735	—
Dilutive effect of restricted and performance-based stock awards(2)	5,222,957	—	5,906,952	—
Dilutive effect of contingent shares	259,333	—	259,333	—
Dilutive weighted-average common shares outstanding(1)	270,702,440	252,423,544	268,804,422	251,912,438

Per share – basic:
Net income (loss) per share from continuing operations⁽[3]⁾	$0.05	$(0.24)	$0.32	$(0.49)
Net loss per share from discontinued operations	—	(0.02)	—	(0.06)
Net income (loss) per share attributable to Curaleaf Holdings, Inc.	$0.05	$(0.26)	$0.32	$(0.55)

Per share – diluted(1)(4):
Net income (loss) per share from continuing operations⁽[3]⁾	$0.05	$(0.24)	$0.31	$(0.49)
Net loss per share from discontinued operations	—	(0.02)	—	(0.06)
Net income (loss) per share attributable to Curaleaf Holdings, Inc.	$0.05	$(0.26)	$0.31	$(0.55)

(1) As a result of the Company’s net loss for the three and six months ended June 30, 2025, all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share are the same for each period presented.

(2) Excludes PSU awards that did not meet performance criteria at June 30, 2025.
(3) Certain non-controlling interests are redeemable at the option of the holders. When the estimated redemption value exceeds the recorded amount, the excess is charged directly to Shareholders’ equity. Pursuant to ASC 480-10, the excess redemption value must be included in the calculation of earnings per share – basic and diluted. The redeemable non-controlling interest was settled during the second quarter of 2026. The excess redemption value included in the EPS calculation for the six months ended June 30, 2026 relates to accretion recognized through the settlement date. See Note 2 — Basis of presentation and consolidation and Note 18 — Temporary equity and redeemable non-controlling interests for additional information.

(4) Excludes 182,465 and 238,364 of outstanding SVS awards from the computation of diluted net income per share for the three and six months ended June 30, 2026, respectively, as including them would have an anti-dilutive effect.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 25 — Segment reporting
The Company operates through two distinct reportable segments:(i) Domestic Operations and (ii) International Operations. This segmentation reflects the point at which the Company's business units no longer share similar economic characteristics and differ significantly in key areas, including:
(a) the nature of cultivation and manufacturing processes;
(b) the class of customer for products and services;
(c) distribution methods and
(d) the regulatory environments in which they operate.
In addition, this segmentation reflects the manner in which the Company’s chief operating decision maker (the “CODM”), its CEO, allocates resources and evaluates performance as well as the manner in which the Company’s internal financial reporting is structured.
The Company’s reportable segments generate revenues from the cultivation, production and distribution of cannabis products. The Company’s Domestic Operations are vertically integrated in the majority of the states in which the Company operates and derives the majority of its revenues from retail sales. In contrast, the Company’s International Operations is organized on a country-level basis, has centralized cultivation facilities in Portugal and Canada and derives the majority of its revenue from wholesale sales.
The Company’s CODM assesses the performance of and allocates resources to each reportable segment using Adjusted EBITDA(1) as the primary measure of profitability. The CODM also reviews significant segment expenses within this measure, which consist primarily of Cost of goods sold and Total operating expenses.
The accounting policies for each reportable segment are consistent with those described in Note 3 — Significant accounting policies. There are no intersegment sales or transfers between the Company's reportable segments. Corporate overhead costs are primarily incurred within the Domestic Operations segment and are not allocated to the International Operations segment, consistent with how the CODM evaluates segment performance.
The following tables presents Adjusted EBITDA by reportable segment for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	Domestic		International(1)		Total
	2026	2025	2026	2025	2026	2025
Loss before Benefit (provision) for income taxes	$(21,648)	$(15,640)	$(4,660)	$(630)	$(26,308)	$(16,270)
Total other expense (income), net	26,654	26,800	3,876	(4,284)	30,530	22,516
Depreciation and amortization(2)	42,121	43,191	6,491	5,973	48,612	49,164
Other adjustments(3)	16,413	9,578	876	2,885	17,289	12,463
Adjusted EBITDA	$63,540	$63,929	$6,583	$3,944	$70,123	$67,873

(1) The Company is exposed to foreign currency exchange risk due to fluctuations between the functional currencies of its international subsidiaries and the USD.
(2) Depreciation and amortization includes depreciation and amortization from cost of goods sold and operating expenses.
(3) Other adjustments for the three months ended June 30, 2026 primarily include costs related to share-based compensation expense of $10.3 million, restructuring costs of $1.0 million, adult use campaign and political initiatives of $3.2 million as well as acquisition, transaction, and other non-recurring costs of $2.8 million. Other adjustments for the three months ended June 30, 2025 primarily include costs related to share-based compensation expense of $8.5 million, restructuring costs of $1.3 million, as well as acquisition, transaction, and other non-recurring costs of $2.7 million.

(1) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for share-based compensation expense and other adjustments related to restructuring costs, adult use campaign and political initiatives, as well as acquisition, transaction and other non-recurring costs.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)

	Six months ended June 30,
	Domestic		International(1)		Total
	2026	2025	2026	2025	2026	2025
Loss before Benefit (provision) for income taxes	$(46,337)	$(32,724)	$(8,600)	$55	$(54,937)	$(32,669)
Total other expense (income), net	54,717	54,333	5,195	(6,052)	59,912	48,281
Depreciation and amortization(2)	83,565	86,074	12,902	11,919	96,467	97,993
Other adjustments (3)	30,563	16,917	1,531	3,445	32,094	20,362
Adjusted EBITDA	$122,508	$124,600	$11,028	$9,367	$133,536	$133,967

(1) The Company is exposed to foreign currency exchange risk due to fluctuations between the functional currencies of its international subsidiaries and the USD.
(2) Depreciation and amortization includes depreciation and amortization from cost of goods sold and operating expenses.
(3) Other adjustments for the six months ended June 30, 2026 primarily include costs related to share-based compensation expense of $19.9 million, restructuring costs of $2.2 million, adult use campaign and political initiatives of $3.9 million as well as acquisition, transaction, and other non-recurring costs of $6.1 million. Other adjustments for the six months ended June 30, 2025 primarily include costs related to share-based compensation expense of $13.1 million, restructuring costs of $2.1 million, as well as acquisition, transaction, and other non-recurring costs of $5.2 million.

The following tables present selected financial information by reportable segment for the three months ended June 30, 2026 and 2025:

	Three months ended June 30,
	Domestic		International(1)		Total
	2026	2025	2026	2025	2026	2025
Retail revenues	$224,378	$216,384	$16,353	$12,929	$240,731	$229,313
Wholesale revenues	64,046	53,207	31,947	25,970	95,993	79,177
Management fee income	271	86	3,104	2,010	3,375	2,096
Total revenues, net	288,695	269,677	51,404	40,909	340,099	310,586
Cost of goods sold (less depreciation and amortization)	126,788	120,718	28,800	23,101	155,588	143,819
Selling, general and administrative(2)	114,780	94,608	16,897	16,749	131,677	111,357
Less: other adjustments(3)	(16,413)	(9,578)	(876)	(2,885)	(17,289)	(12,463)
Adjusted EBITDA	63,540	63,929	6,583	3,944	70,123	67,873
Capital expenditures	14,128	11,819	1,802	3,230	15,930	15,049

(1) The Company is exposed to foreign currency exchange risk due to fluctuations between the functional currencies of its international subsidiaries and the USD. Additionally, the translation of these subsidiaries’ operating results into USD for reporting purposes introduces further exposure. While these fluctuations are not material to the Company’s consolidated operating results, they may impact the comparability of the Company’s segmented results across quarters and year-over-year.

(2) See Note 20 — Selling, general and administrative expenses for additional detail regarding the composition of consolidated selling, general and administrative expenses. No individual selling, general and administrative expense category within the International segment exceeded 10% of total consolidated selling, general and administrative expenses.

(3) Other adjustments for the three months ended June 30, 2026 primarily include costs related to share-based compensation expense of $10.3 million, restructuring costs of $1.0 million, adult use campaign and political initiatives of $3.2 million as well as acquisition, transaction, and other non-recurring costs of $2.8 million. Other adjustments for the three months ended June 30, 2025 primarily include costs related to share-based compensation expense of $8.5 million, restructuring costs of $1.3 million, as well as acquisition, transaction, and other non-recurring costs of $2.7 million.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The following tables present selected financial information by reportable segment for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	Domestic		International(1)		Total
	2026	2025	2026	2025	2026	2025
Retail revenues	$439,601	$436,028	$32,238	$23,988	$471,839	$460,016
Wholesale revenues	125,562	105,030	60,233	48,427	185,795	153,457
Management fee income	519	322	6,177	3,416	6,696	3,738
Total revenues, net	565,682	541,380	98,648	75,831	664,330	617,211
Cost of goods sold (less depreciation and amortization)	253,139	241,074	55,202	40,356	308,341	281,430
Selling, general and administrative(2)	220,598	192,623	33,949	29,553	254,547	222,176
Less: other adjustments(3)	(30,563)	(16,917)	(1,531)	(3,445)	(32,094)	(20,362)
Adjusted EBITDA	122,508	124,600	11,028	9,367	133,536	133,967
Capital expenditures	28,425	26,932	4,490	4,372	32,915	31,304

(1) The Company is exposed to foreign currency exchange risk due to fluctuations between the functional currencies of its international subsidiaries and the USD. Additionally, the translation of these subsidiaries’ operating results into USD for reporting purposes introduces further exposure. While these fluctuations are not material to the Company’s consolidated operating results, they may impact the comparability of the Company’s segmented results across quarters and year-over-year.

(2) See Note 20 — Selling, general and administrative expenses for additional detail regarding the composition of consolidated selling, general and administrative expenses. No individual selling, general and administrative expense category within the International segment exceeded 10% of total consolidated selling, general and administrative expenses.

(3) Other adjustments for the six months ended June 30, 2026 primarily include costs related to share-based compensation expense of $19.9 million, restructuring costs of $2.2 million, adult use campaign and political initiatives of $3.9 million as well as acquisition, transaction, and other non-recurring costs of $6.1 million. Other adjustments for the six months ended June 30, 2025 primarily include costs related to share-based compensation expense of $13.1 million, restructuring costs of $2.1 million, as well as acquisition, transaction, and other non-recurring costs of $5.2 million.

The CODM reviews total assets as the primary balance sheet metric to assess each segment. The following table presents total assets by reportable segment as of June 30, 2026 and December 31, 2025:

Total assets:	Domestic	International	Total
June 30, 2026	$2,394,744	$419,613	$2,814,357
December 31, 2025	2,415,707	429,608	2,845,315
No single customer or country other than the United States accounted for 10% or more of consolidated revenue during the three months or six months ended June 30, 2026 and June 30, 2025. In addition, no individual country other than the United States represented a material portion of long-lived assets during those periods.
Note 26 — Commitments and contingencies
Indemnification agreements
In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties.
In addition, the Company has entered into indemnification agreements with certain members of its board of directors and senior executive team that may require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or senior officers of the Company. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnification agreements. The Company does not believe that the outcome of any claims under indemnification arrangements will have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in its Condensed Consolidated Financial Statements (Unaudited).

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Dividend restriction
The Company has not historically paid dividends on its outstanding SVS. Any future determination to pay dividends will depend upon the Company's financial condition and results of operations. Furthermore, the Company’s ability to pay dividends is subject to applicable laws, regulatory capital requirements and compliance with covenants contained in the Company's outstanding debt arrangements.
Its ability to pay dividends would be dependent on the Company’s results of operation, subject to applicable laws and regulations, and would require maintenance of certain solvency and capital standards as well as applicable covenants within the Company’s outstanding debt arrangements.
Income tax returns
The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign taxing authorities, where applicable. The Company records tax benefits for all years subject to examination, based upon management’s evaluation of the facts, circumstances and information available at the end of the reporting period. The Company has not recognized any tax benefits associated with those income tax positions where it is not more-likely-than-not that a tax benefit will result.
Litigation
The Company is involved in claims or lawsuits that arise in the ordinary course of business. Although the ultimate outcome of these claims or lawsuits cannot be ascertained by the Company, on the basis of present information and advice received from the Company’s legal counsel, it is management’s opinion that the disposition or ultimate determination of such claims or lawsuits, except as noted below, will not have a material effect on the Company’s operations and financial results. As of June 30, 2026 and December 31, 2025, the Company recognized legal contingencies of $4.3 million and $7.6 million, respectively, which is presented in Accrued expenses on the Condensed Consolidated Financial Statements (Unaudited).
Hello Farms
In 2020, GR Vending MI, LLC (“GR Vending MI”), prior to its acquisition by the Company, entered into a supply contract with Hello Farms Licensing MI, LLC (“Hello Farms”) (the “Hello Farms Supply Contract”) to acquire the expected output of Hello Farms’ Michigan cultivation facility from the 2020 and 2021 harvests, subject to certain conditions. Additionally, Cura MI, LLC (“Cura MI” and together with GR Vending MI, the “Michigan Entities”) entered into a guaranty agreement (the “Cura MI Guaranty”) with Hello Farms, under which Cura MI guaranteed the performance of GR Vending MI’s payment obligations under the Hello Farms Supply Contract. The Hello Farms Supply Contract was amended and restated in November 2020. Subsequently, GR Vending MI indicated that Hello Farms had failed to perform its obligations under the Hello Farms Supply Contract; and therefore, deemed the contract breached and therefore terminated. In February 2021, Hello Farms sued the Michigan Entities in a state court in Michigan. In March 2021, the case was moved to the U.S. District Court for the Eastern District of Michigan (the “Michigan Eastern District Court”).
A trial was held in January 2025, after which a jury awarded Hello Farms approximately $31.8 million in damages against the Michigan Entities for breach of contract. In May 2025, a judgment was issued awarding a post-filing prejudgment interest of $5.4 million, increasing the total judgment to $37.2 million. The Michigan Entities have appealed the ruling to the Sixth Circuit Court of Appeals. Interest will continue to accrue on the total judgment amount until the matter is fully resolved.
Based on the Company's assessment of the likelihood of success on appeal, the estimated accrual as of June 30, 2026 is substantially less than the total potential loss associated with the judgment. If the Company's appeal is unsuccessful, it is reasonably possible the resulting loss could materially exceed the Company's current accrual.
The Michigan Entities, which are consolidated by the Company as VIEs, ceased operations in 2023, do not have any substantial assets and are classified by the Company as discontinued operations. See Note 6 — Discontinued operations for additional information.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 27 — Fair value measurements
Non-recurring fair value measurements
The Company's assets measured at fair value on a nonrecurring basis include its long-lived assets and goodwill. The Company reviews the carrying amounts of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable or, at minimum, annually for goodwill. Any resulting asset impairment would require that the asset be written down to fair value. Fair value measurements of these assets are derived using inputs classified within Level 3 of the fair value hierarchy.
Recurring fair value measurements
The Company's financial instruments measured at fair value on a recurring basis include only contingent consideration liabilities. The lowest level of inputs that are significant to the fair value measurements of these financial instruments are not based on observable market data; therefore, these financial instruments are classified within Level 3 of the fair value hierarchy.
As of June 30, 2026 and December 31, 2025, the Company's financial instruments measured at fair value on a recurring basis were classified in the fair value hierarchy as follows:

	As of June 30, 2026
	Level 1	Level 2	Level 3	Total
Contingent consideration liabilities	$—	$—	$3,879	$3,879
	$—	$—	$3,879	$3,879

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Contingent consideration liabilities	$—	$—	$3,358	$3,358
	$—	$—	$3,358	$3,358
Level 3 inputs
As of June 30, 2026 and December 31, 2025, the following valuation methodologies and significant unobservable inputs were used to derive the fair value measurements of the Company's financial instruments measured at fair value on a recurring basis:

			As of
Financial Instrument	Valuation Methodology	Level 3 Input	June 30, 2026	December 31, 2025
Contingent consideration – EMMAC	Monte Carlo simulation	Timing of achievement	2 years	2 years
		Probability of achievement	99.0%	99.0%
There were no transfers between fair value levels during the three and six months ended June 30, 2026 or December 31, 2025.
Financial risk management
The Company is exposed to financial risks, including credit risk, liquidity risk and market risk. The following discussion summarizes the Company's approach to managing these risks:
Credit risk
Credit risk is the risk that the Company incurs a loss on a financial instrument as a result of a customer or third party failing to meet contractual obligations. Credit risk arises principally from the Company's financing receivables, including its accounts receivable and notes receivable. The Company's maximum credit exposure as of June 30, 2026 and December 31,

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
2025 equates to the aggregate carrying amount of its cash and cash equivalents, restricted cash, accounts receivable and notes receivable.
The majority of the Company's revenues are derived from its retail dispensaries, where customers are required to transfer payment immediately upon purchase. For the three months ended June 30, 2026 and 2025, the Company's retail revenues represented 71% and 74%, respectively, of total revenues, net. For the six months ended June 30, 2026 and 2025, the Company's retail revenues represented 71% and 75%, respectively, of total revenues, net.
In the normal course of business, the Company provides financing to its non-retail customers as trade accounts receivables. The Company may also extend financing, as notes receivable, in connection with an acquisition or divestiture. While the Company has not adopted standardized credit policies, the Company has established processes to mitigate credit risk on such financing receivables, which include assessing creditworthiness on an individual basis.
Given the increasing financial pressure across the cannabis industry, the Company has heightened its monitoring of credit exposure to other cannabis operators and continues to prioritize timely collections of outstanding trade accounts receivables.
The following table presents the aging of the Company's trade accounts receivable as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
0 to 90 days	$63,391	$66,649
91 to 180 days	3,303	3,572
181 days +	3,917	3,643
Trade accounts receivable	$70,611	$73,864
Liquidity risk
Liquidity risk is the risk that the Company will not have sufficient liquidity to settle its financial obligations and liabilities when due. The Company mitigates its liquidity risk through management of its capital structure.
The Company has material debt obligations requiring scheduled principal and interest payments, which are subject to various financial covenants. Non-compliance with these financial covenants or failure to make timely debt service payments could result in the outstanding principal and accrued interest on the Company's debt obligations becoming due immediately or on demand, which would have a material adverse impact on the Company's financial position and cash flows. See Note 16 — Notes payable and debt for additional information.
Future payment obligations associated with the Company's long-term acquisition-related financial instruments and lease obligations are further discussed in Note 4 — Acquisitions and Note 11 — Leases, respectively.
Currency risk
The financial position, results of operations and cash flows of the Company are presented in USD, which requires the Company to translate the financial accounts for its international subsidiaries into USD, using exchange rates at specific reporting dates or average rates over the reporting period, as applicable. Transactions which are denominated in currencies other than the USD are subject to both transaction risk and translation risk.
As of June 30, 2026 and December 31, 2025, the Company had no hedging agreements in place with respect to foreign exchange rates.
Interest rate risk
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents (including those that are restricted) bear interest at market rates. The Company's notes receivable and notes payable have fixed rates of interest and are carried at amortized cost. The

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Company does not account for any fixed-rate financial assets or fixed-rate financial liabilities at fair value. Accordingly, the Company has limited exposure to interest rate sensitivity risk with respect to these financial instruments.
Geography risk
The geographic concentration of the Company's domestic and international operations exposes the Company to heightened risk if the U.S. or international cannabis markets experience significant adverse developments or if macroeconomic conditions deteriorate.
Factors that may adversely affect U.S. or international cannabis markets include, among others, the following:
•weakened consumer demand as a result of economic headwinds, such as industry slowdowns and changing demographics;
•inability or unwillingness of customers to pay current and/or increased prices;
•rising operating expenses, such as taxes, utilities and routine maintenance;
•local conditions, such as oversupply of or reduced demand for cannabis products;
•regulatory restrictions or local laws, which could result in market saturation, price compression and/or increased operating costs;
•concentration of and competition from other cannabis cultivators, manufacturers and distributors;
•competition from manufacturers of naturally occurring cannabinoids and pharmaceutical and synthetic alternatives;
•competition from participants in adjacent markets, including the alcoholic beverage, tobacco and health and wellness sectors; and
•specific regional acts of nature, such as earthquakes, fires and floods.
Disaggregated financial information for the Company's two reportable segments, Domestic and International, is presented in Note 25 — Segment reporting.
Industry risk
Cannabis-related activities remain illegal under U.S. federal law in most forms, and enforcement of such federal laws could have significant adverse risks to the Company. Certain state-licensed medical cannabis activities have been reclassified to Schedule III under the Controlled Substances Act pursuant to recent federal regulatory actions; however, cannabis otherwise remains federally illegal.
Capital management
The Company's primary objective when managing capital is to continually provide returns to its shareholders and benefits to its other stakeholders. The capital structure of the Company consists of shareholders' equity and notes payable, net of cash, cash equivalents and restricted cash. During the six months ended June 30, 2026, our primary source of liquidity has been funds generated by our continuing operations. We have also generated cash through asset sales and dispositions, while strategically allocating capital to support ongoing operations and pursue new acquisitions aimed at driving long-term earnings growth. Our ability to fund our operations, make planned capital expenditures and acquisitions and service our debt obligations depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and other factors, some of which are beyond our control. The Company expects its cash on hand together with anticipated cash flows from its operating and financing activities will be sufficient to meet its capital requirements and operational needs over the next 12 months.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 28 — Variable interest entities
For additional information on the variable interest entities consolidated within the Condensed Consolidated Financial Statements, see Note 1 — Operations of the Company, Note 2 — Basis of presentation and consolidation and Note 3 — Significant accounting policies. Because cannabis remains federally illegal in most forms under the Controlled Substances Act (subject to recent reclassification of certain state-licensed medical cannabis activities), the assets of the Company's variable interest entities can typically be used only to settle obligations of the VIEs, except for certain grandfathered obligations. In addition, the creditors of Curaleaf, Inc. do not have recourse to the general credit of the Company.
The following table presents summarized financial information about the Company's variable interest entities as of June 30, 2026 and December 31, 2025:

	As of	As Revised(2)
	June 30, 2026	December 31, 2025
Included in Condensed Consolidated Balance Sheets:
Cash	$78,114	$77,119
Accounts receivable	48,252	47,701
Inventory	204,504	195,184
Other current assets	34,918	37,369
Total current assets	365,788	357,373
Property, plant, and equipment , net	459,805	474,338
Right-of-use assets	222,324	201,434
Intangible assets, net and goodwill	1,303,607	1,343,581
Other long-term assets	17,783	15,454
Total assets	$2,369,307	$2,392,180

Accounts payable	$44,194	$57,622
Accrued expenses	65,570	88,060
Income tax payable(2)	5,337	14,218
Other current liabilities	54,380	49,178
Total current liabilities	169,481	209,078
Deferred tax liability(2)	81,622	163,433
Lease liabilities	256,158	239,223
Long-term financial obligation	195,431	202,901
Long-term debt(1)(2)	468,447	449,168
Uncertain tax position(2)	468,484	531,508
Other long-term liabilities	9,794	1,114
Total liabilities	$1,649,417	$1,796,425
Equity attributable to Curaleaf Holdings, Inc.	$719,890	$595,755

(1) In conjunction with the issuance of the Senior Secured Notes – 2026 in December 2021, the Company entered into an intercompany loan agreement with Curaleaf Inc. On February 18, 2026, the Senior Secured Notes – 2026 were repaid using proceeds from the issuance of the Senior Secured Notes – 2029. The intercompany loan remains outstanding, is reflected herein and has been eliminated in the condensed consolidated financial statements.

(2) The consolidated financial statements as of and for the year ended December 31, 2025 accurately reflect the correct accounting treatment of the Company's variable interest entities ("VIEs"). During the preparation of the Company's expanded VIE disclosures, management identified a classification difference in the VIE tabular disclosure above resulting from the incorrect allocation of certain tax-related balances between VIE and non-VIE entities. Management concluded that the difference was not material to the Company's consolidated financial statements. Accordingly, the VIE information as of December 31, 2025 has been revised to reflect the corrected allocation of balances between VIE and non-VIE entities, which (i) decreased income tax payable and total current liabilities by $287.6 million; (ii) increased deferred tax liabilities by $3.9 million, long-term debt by $1.2 million and uncertain tax positions by $271.9 million; (iii) resulted in a net decrease in total liabilities of $10.6 million; and (iv) increased equity attributable to Curaleaf Holdings, Inc. by $10.6 million and decreased net income attributable to Curaleaf Holdings, Inc. by $10.6 million.

Table of Contents Curaleaf Holdings, Inc.
Notes to Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The following table presents summarized financial information about the Company's variable interest entities for the three and six months ended June 30, 2026 and 2025:

		As Revised(1)		As Revised(1)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Included in Condensed Consolidated Statements of Operations:
Revenues, net	$288,695	$310,586	$565,682	$548,376
Net income (loss) attributable to Curaleaf Holdings, Inc.	32,295	(49,270)	112,098	(100,320)
(1) The consolidated financial statements for the three and six months ended June 30, 2025 accurately reflect the correct accounting treatment of the Company's VIEs. During the preparation of the Company's expanded VIE disclosures, management identified a classification difference in the VIE tabular disclosure above resulting from the incorrect allocation of certain tax-related balances between VIE and non-VIE entities. Management concluded that the difference was not material to the Company's consolidated financial statements. Accordingly, the VIE information for the three and six months ended June 30, 2025 has been revised to reflect the corrected allocation of balances between VIE and non-VIE entities, which decreased net loss attributable to Curaleaf Holdings, Inc. included in the VIE disclosure by $3.1 million for the three months ended June 30, 2025 and decreased net loss attributable to Curaleaf Holdings, Inc. by $8.6 million for the six months ended June 30, 2025.

Note 29 — Subsequent events
Acquisition-related activity
On July 16, 2026, the Company entered into definitive agreements to acquire certain cannabis retail operations for aggregate consideration of approximately $13.0 million, subject to customary purchase price adjustments. The transactions are subject to customary closing conditions, including receipt of required regulatory approvals, and had not closed as of the date these Condensed Consolidated Financial Statements (Unaudited) were issued. There can be no assurance that the acquisitions will be completed on the terms currently contemplated, or at all. Concurrently with the execution of the acquisition agreements, the Company entered into management agreements with the acquired businesses pursuant to which the Company will provide certain management and operational services pending the closing of the transactions. The Company is currently evaluating the accounting and disclosure implications of these transactions.

On July 1, 2026, the Company completed the acquisition of RC Retail 2 pursuant to the previously disclosed option and purchase arrangements with Riviera Creek Holdings, LLC. As RC Retail 2 was consolidated by the Company prior to the acquisition as a VIE, the transaction is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements (Unaudited). The Company is evaluating the final accounting and disclosure implications of the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and related notes included in Item 1 of this Quarterly Report.
This management's discussion and analysis (“MD&A”) of the financial condition and results of operations of Curaleaf Holdings, Inc.. (For the purposes of this MD&A, the terms “Company”, “Curaleaf", “we”, “our” or “us” mean Curaleaf Holdings, Inc. and, unless the context otherwise requires, includes its wholly-owned subsidiaries, majority-owned subsidiaries and legal entities in which it holds a controlling financial interest.) is as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025. It is supplemental to, and should be read in conjunction with, the Company’s Condensed Consolidated Financial Statements (Unaudited) as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.
This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in Part I — Item 1A — Risk Factors in our Annual Report.
We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the U.S. Securities and Exchange Commission (the “SEC”), to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and related notes included in Item 1 of this Quarterly Report.
Overview
The Company is a leading global cannabis company dedicated to developing, manufacturing, and distributing a portfolio of highly sought after cannabis brands for consumers and patients worldwide. As of June 30, 2026, our cannabis portfolio included ten national and international brands across four primary categories, consisting of flower, pre-rolls, vaporizer cartridges, and edibles.
Our broad multichannel distribution footprint enables us to serve consumers and patients across the United States, Canada, Europe and Australasia. As of June 30, 2026, through our U.S. operations, we make, market, and distribute our brands to consumers and patients in 14 states, through 173 owned and managed retail locations and over 1,300 wholesale partner accounts. Internationally, our brand portfolio is available to medical cannabis patients in 15 countries, headlined by our positions in Germany, the United Kingdom, Poland, and Australasia. Subsequent to June 30, 2026, we expanded our U.S. retail footprint to 175 owned and managed locations as of August 5, 2026.
Our brands are supported by a vertically integrated platform that allows us to manage the end-to-end supply chain and distribution network in our core markets. Our owned cultivation and manufacturing infrastructure, consisting of 18 cultivation sites with approximately 1.5 million square feet of cultivation capacity, ensures the quality, consistency and reliable supply of our branded products. In the U.S., we own and operate a fleet of Curaleaf-branded retail stores that sell our cannabis brands as well as third-party products. In our international markets, we distribute through clinics, pharmacies, and telemedicine platforms. We also complement our distribution model with wholesale partnerships and "asset-light" brand-licensing deals, allowing our brands to reach a wider set of consumers and patients, optimizing market exposure, and strategically managing capital allocation.

We are incorporated under the laws of the Province of British Columbia, Canada, pursuant to the British Columbia Business Corporations Act. Our SVS are listed on the TSX under the symbol "CURA" and quoted on the OTCQX® Best Market (the "OTCQX") under the symbol "CURLF." The principal business address of the Company is located at 250 Harbor Drive, Third Floor, Stamford, Connecticut 06902.
Products and Brands
We offer a wide range of cannabis products including flower, pre-rolls, vaporizer cartridges, edibles, concentrates, topicals, tinctures, and beverages. Domestically, these products are marketed under our national brands, including Select, Grassroots, Find, Dark Heart, Reef, Anthem, Curaleaf, and JAMS. Our prominent international brands include Curaleaf, Four20 Pharma, and Huala. Our product portfolio architecture is designed to appeal to consumers and patients of all income demographics by offering a good, better, best assortment with corresponding price points. Our total brand portfolio has consistently earned a leading market share position in the U.S. according to Hoodie Analytics.
Competitive Landscape
The cannabis industry is highly competitive, and we compete with a diverse range of legal and illicit operators on factors such as quality, price, brand recognition and distribution strength. In the U.S., our competitors range from small, family-owned businesses and single-state operators to multi-state operators ("MSOs"). We also face competition from manufacturers of naturally occurring and synthetic cannabinoids and from participants in adjacent markets, including the alcoholic beverage, tobacco and health and wellness sectors. Internationally, we primarily face competition from other licensed cultivators and wholesale distributors of medical cannabis.
We also face persistent competition from the illicit market, which operates without the significant regulatory, compliance and tax burdens we bear, allowing illicit operators to offer lower prices and attract a meaningful portion of the cannabis consumer base. As the industry matures, we anticipate escalating competition from companies with longer operating histories and/or greater financial resources.
Strategy
Our vision is to be the world's leading cannabis company, driven by a mission to democratize cannabis to improve and celebrate life, every day, everywhere. Our primary strategic priority is to grow our brands' share of the global cannabis market, supported by operational excellence across our vertically integrated platform. Our commitment to deliver profitable and sustainable growth is grounded in market leadership in the U.S. and continuous expansion internationally.
•Domestic Market Leadership: Growing U.S. market share for our brands is at the core of our strategic pillars. Those pillars include customer centricity, brand building and innovation, and executional and operational excellence. The Company’s focus on customer centricity means we are committed to making quality products, delivering exceptional service, offering an attractive portfolio assortment, and supplying customers with value – wherever those customers are buying our brands. We will continue to build our brand portfolio through new product innovation and developing brand worlds that serve consumers and patients. Our research and development efforts have resulted in 77 peer-reviewed research papers and partnerships with institutions including University of Pennsylvania, Imperial College London, the Institute of Cancer Research London and the University of Insubria. Given the current regulatory framework, our owned and managed retail stores are valuable assets in our vertical platform and allow us to actively support our brands and speak directly to consumers and patients at the point of purchase. Our U.S. retail and wholesale distribution footprint prioritizes highly populated states with large, well-structured state-licensed cannabis programs, such as Florida, Illinois, New Jersey and Pennsylvania. We will continue to target growth opportunities as existing state programs stabilize or as new state programs launch.
•International Expansion: Although we consider the U.S. to be the marquee market for our business and the global cannabis industry, the population in Europe is roughly twice that of the U.S., with a population of approximately 742 million people, offering a large potential addressable market of medical cannabis patients. We believe we are currently the largest cannabis operator globally and that we are all positioned to capitalize on the growing international opportunity as countries launch new medical cannabis programs. We continue to invest in supply chain capacity and distribution partnerships to broaden our market presence across the globe, including accelerating patient adoption in Germany, the U.K., and Poland, and expanding into Turkey, where we received an operating license in 2025.
Production and Distribution
Across our global operations, we manage the entire cannabis product lifecycle from seed to sale. This vertically integrated business model provides us with significant control over our supply chain, ensuring high standards for product safety, quality and consistency, and control over our distribution network, allowing our brands to reach a wider audience of consumers and patients.
Cultivation and Genetics
We have developed a diverse global portfolio of unique cannabis cultivars, systematically tested and characterized for yield and cannabinoid content. We cultivate cannabis using a variety of methods — including indoor, two-tier indoor and greenhouse environments — across our global footprint. We regularly evaluate our cultivar portfolio to identify the most attractive varieties, replace underperforming varieties and promote operational standardization.
Extraction, Formulation and Quality Control
Our facilities utilize traditional extraction processes as well as proprietary processes for cannabis extraction and terpene purification. Our processing facilities produce a wide spectrum of solid, liquid and inhaled products for both medical and adult-use markets. For our international operations, our manufacturing and processing facilities in Canada, Germany, Portugal, Spain and the U.K. adhere to stringent European Union Good Manufacturing Practice (“EU-GMP”) standards.
Domestic Sales and Distribution
We offer multichannel distribution to consumers and patients both in-store and online. Our primary method of cannabis sales in the U.S. is direct-to-consumer retail through our owned and managed state-licensed dispensaries. Our dispensaries also offer online ordering via our e-commerce website and our web app for in-store pickup, and we provide drive-thru service in Nevada, Utah and Florida, and home delivery, where permitted by state regulations. Our U.S. wholesale business generates revenue through sales to third-party dispensaries, distributors, and processors.
International Sales and Distribution
In Europe, our sales occur primarily through licensed wholesale distribution to pharmacies across Germany, Poland, Switzerland and the U.K. Our U.K. model also includes a medical cannabis clinic and a licensed online pharmacy, enabling direct-to-patient sales. We also supply cannabis to our Australasian partners on a wholesale basis. During 2025, we received the only foreign issued license to operate in Turkey upon commencement of its medical cannabis market, expected in 2027.
Results of Operations
Comparison of the three months ended June 30, 2026 and June 30, 2025

(in thousands, except shares and per share amounts)

	Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$	%
Revenues, net:
Retail revenues	$240,731	$229,313	$11,418	5%
Wholesale revenues	95,993	79,177	16,816	21%
Management fee income	3,375	2,096	1,279	61%
Total revenues, net	340,099	310,586	29,513	10%
Cost of goods sold	170,185	157,502	12,683	8%
Gross profit	169,914	153,084	16,830	11%
Gross profit margin	50%	49%	1pp

Total operating expenses	165,692	146,838	18,854	13%
Income from continuing operations	4,222	6,246	(2,024)	(32)%
Total other expense, net	(30,530)	(22,516)	(8,014)	36%
Loss before income taxes	(26,308)	(16,270)	(10,038)	62%
Benefit (provision) for income taxes	38,784	(31,841)	70,625	(222)%
Net income (loss) from continuing operations	12,476	(48,111)	60,587	(126)%
Net income (loss) from discontinued operations	31	(5,495)	5,526	(101)%
Net income (loss)	12,507	(53,606)	66,113	(123)%
Less: Net (loss) income attributable to non-controlling interest	—	(445)	445	(100)%
Net loss attributable to Curaleaf	$12,507	$(53,161)	$65,668	(124)%
Net income (loss) per share (basic)(1)	$0.05	$(0.26)	$0.31	(119)%
Weighted avg. shares outstanding (basic)	263,067,698	252,423,544
Net income (loss) per share (dilutive)(1)	$0.05	$(0.26)	$0.31	(119)%
Weighted avg. shares outstanding (dilutive)(2)	270,702,440	252,423,544

(1) Certain non-controlling interests are redeemable at the option of the holders. When the estimated redemption value exceeds the recorded amount, the excess is charged directly to Shareholders’ equity. Pursuant to ASC 480-10, the excess redemption value must be included in the calculation of earnings per share – basic and diluted. The redeemable non-controlling interest was settled during the second quarter of 2026. See Note 2 — Basis of presentation and consolidation, Note 18 — Temporary equity and redeemable non-controlling interests and Note 24 - Earnings per share for additional information.

(2) As a result of the Company’s net loss for the three months ended June 30, 2025, all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share are the same for each period presented.

Revenues, Net
Total revenues, net for the three months ended June 30, 2026 were $340.1 million, an increase of $29.5 million, or 10%, compared to $310.6 million for the three months ended June 30, 2025. Retail revenue increased $11.4 million to $240.7 million. The increase in retail revenue was primarily driven by the expansion of our retail footprint through new store openings, predominately in Florida and Ohio, as well as growth in active patients within the International segment. These increases were partially offset by price compression and heightened competition in certain markets.
Wholesale revenues increased 21% to $96.0 million.The increase in wholesale revenue was primarily drive by new and expanded relationships with wholesale partners, resulting in greater product distributions across an increased number of licensed retail dispensaries. In addition, the International segment benefited from the launch of the Curaleaf Que Medical Inhalation Device ("QMID"), the first Conformité Européenne ("CE") certified liquid inhaler for cannabis-based medicines, that further supported revenue growth during the period.
Cost of Goods Sold and Gross Profit
Cost of goods sold for the three months ended June 30, 2026 was $170.2 million, or 50% of total revenues, net, compared to $157.5 million, or 51% of Total revenues, net, for the three months ended June 30, 2025, an increase of $12.7 million, or 8%. The increase in Cost of goods sold was primarily driven by the increase in wholesale revenues, which are typically lower margin than retail revenues, as a percent of total revenues.
Gross profit was $169.9 million, or 50% of Total revenues, net for the three months ended June 30, 2026, compared to $153.1 million, or 49%, for the three months ended June 30, 2025. Gross margin percentages may vary from period to period due to changes in product mix, including the relative level of wholesale versus retail sales.
Total Operating Expenses
Total operating expenses increased $18.9 million, or 13%, to $165.7 million, primarily driven by an increase in salaries and benefits and share-based compensation of $13 million related to increased headcount and an increase in the Company's accrued bonus and PSU achievement adjustments for meeting certain performance metrics, as well as higher lobbying and public relations costs associated with national adult-use initiatives of $3.5 million, increases in branding and marketing costs due to product launches and brand programs $2.4 million.
Total Other Expense, Net

Total other expense, net increased $8.0 million, or 36%, to $30.5 million. The primary drivers were a $6.1 million increase in international expenses due to the change in foreign exchange rates between the U.S. dollar and British pound, a $2.0 million increase in interest expense primarily related to notes payable and deferred consideration. These increases were partially offset by lower litigation settlements in the current year.
Benefit (Provision) for Income Taxes
We recorded a benefit for income taxes of $38.8 million for the three months ended June 30, 2026, a change of $70.6 million, or 222%, compared to the provision for income taxes of $31.8 million for the three months ended June 30, 2025. The decrease in income tax expense was driven primarily by a decrease in valuation allowances, which generated approximately $65.1 million of combined federal and state deferred tax benefits.
Net Income (Loss) from Continuing Operations
Net income from continuing operations for the three months ended June 30, 2026 was $12.5 million compared to a net loss from continuing operations of $48.1 million for the three months ended June 30, 2025, an increase of 126%. The drivers of the change in net income (loss) from continuing operations are correlated with the aggregate net impact of the aforementioned factors discussed in the “Results of Operations” section of this MD&A.
Net Income from Discontinued Operations
Net income from discontinued operations was $0.03 million and net loss from discontinued operations was $5.5 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $5.5 million primarily due to the continued wind-down of the discontinued operations and the resulting reduction in operating losses.
Comparison of the six months ended June 30, 2026 and June 30, 2025
The following table sets forth the Company’s selected consolidated financial results for the periods, and as of the dates, indicated. The (i) consolidated statements of operations for the six months ended June 30, 2026 and 2025 and (ii) consolidated balance sheet as of June 30, 2026 and December 31, 2025 have been derived from, and should be read in conjunction with the consolidated financial statements and accompanying notes presented in Item 1 of this Quarterly Report on Form 10-Q.

(in thousands, except shares and per share amount)

	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$	%
Revenues, net:
Retail revenues	$471,839	$460,016	$11,823	3%
Wholesale revenues	185,795	153,457	32,338	21%
Management fee income	6,696	3,738	2,958	79%
Total revenues, net	664,330	617,211	47,119	8%
Cost of goods sold	337,126	308,560	28,566	9%
Gross profit	327,204	308,651	18,553	6%
Gross profit margin	49%	50%	-1pp
Total operating expenses	322,229	293,039	29,190	10%
Income from continuing operations	4,975	15,612	(10,637)	(68)%
Total other expense, net	(59,912)	(48,281)	(11,631)	24%
Loss before income taxes	(54,937)	(32,669)	(22,268)	68%
Benefit (provision) for income taxes	137,489	(65,493)	202,982	(310)%
Net income (loss) from continuing operations	82,552	(98,162)	180,714	(184)%
Net loss from discontinued operations	(262)	(15,688)	15,426	(98)%
Net income (loss)	82,290	(113,850)	196,140	(172)%
Less: Net (loss) income attributable to non-controlling interest	(16)	372	(388)	(104)%
Net loss attributable to Curaleaf	$82,306	$(114,222)	$196,528	(172)%
Net income (loss) per share (basic)(1)	$0.32	$(0.55)	$0.87	(158)%
Weighted avg. shares outstanding (basic)	260,782,402	251,912,438
Net income (loss) per share (dilutive)(1)	$0.31	$(0.55)	$0.86	(156)%
Weighted avg. shares outstanding (dilutive)(2)	268,804,422	251,912,438

(1) Certain non-controlling interests are redeemable at the option of the holders. When the estimated redemption value exceeds the recorded amount, the excess is charged directly to Shareholders’ equity. Pursuant to ASC 480-10, the excess redemption value must be included in the calculation of earnings per share – basic and diluted. The redeemable non-controlling interest was settled during the second quarter of 2026. The excess redemption value included in the EPS calculation for the six months ended June 30, 2026 relates to accretion recognized through the settlement date. See Note 2 — Basis of presentation and consolidation, Note 18 — Temporary equity and redeemable non-controlling interests and Note 24 - Earnings per share for additional information.

(2) As a result of the Company’s net loss for the six months ended June 30, 2025, all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share are the same for each period presented.

Revenues, Net
Total revenues, net for the six months ended June 30, 2026 were $664.3 million, an increase of $47.1 million, or 8%, compared to $617.2 million for the six months ended June 30, 2025. Retail revenues increased 3% or $11.8 million. The increase in retail revenue was primarily driven by the expansion of our retail footprint through new store openings, predominately in Florida and Ohio. Retail revenue in the international segment also benefited from continued adoption of the QMID vape, as well as growth in active patients. These increases were partially offset by price compression and heightened competition in certain markets.
Wholesale revenues increased 21% to $185.8 million. The increase in wholesale revenue was primarily drive by new and expanded relationships with wholesale partners, resulting in greater product distributions across an increased number of licensed retail dispensaries as well as improved flower quality in the U.S. market. In addition, the International segment benefited from the launch of the QMID vape, as well as strong demand for value-oriented flower offering in Germany and the U.K.
Cost of Goods Sold and Gross Profit
Cost of goods sold for the six months ended June 30, 2026 was $337.1 million, or 51% of Total revenues, net, compared to $308.6 million, or 50% of Total revenues, net, for the six months ended June 30, 2025, an increase of $28.6 million, or 9%. The increase in Cost of goods sold was primarily driven by the increase in wholesale revenues, which are typically lower margin than retail revenues, as a percent of total revenues.

Gross profit was $327.2 million, or 49% of Total revenues, net, compared to $308.7 million, or 50%, for the six months ended June 30, 2025. The 100 basis points margin decrease reflects the increase in Cost of goods sold, described above. Gross profit percentages may vary from period to period due to changes in product mix, including the relative level of wholesale versus retail sales.
Total Operating Expenses
Total operating expenses increased $29.2 million, or 10%, to $322.2 million. The primary drivers were an increase in salaries and benefits and share-based compensation of $22.4 million related to increased headcount and an increase in the Company's accrued bonus and PSU achievement adjustments for meeting certain performance metrics, as well as higher lobbying and public relations costs associated with national adult-use initiatives $3.1 million, increases in branding and marketing costs due to product launches and brand programs $3.0 million.
Total Other Expense, Net
Total other expense, net increased $11.6 million, or 24%, to $59.9 million. The primary drivers were a $9.2 million increase in international expenses due to a change in foreign exchange rates between the U.S. dollar and British pound, a $2.3 million increase in interest expense primarily related to notes payable and deferred consideration.
Benefit (Provision) for Income Taxes
We recorded a benefit for income taxes of $137.5 million for the six months ended June 30, 2026, a change of $203.0 million, or 310%, compared to the provision for income taxes of $65.5 million for the six months ended June 30, 2025. The decrease in income tax expense was driven primarily by the decrease of uncertain tax positions interest and liability accruals of approximately $121.2 million, a decrease in valuation allowances, which generated approximately $65.1 million of combined federal and state deferred tax benefit, and a decrease non deductible expenses due to Section 280E of approximately $17.0 million.
Net Income (Loss) from Continuing Operations
Net income from continuing operations for the six months ended June 30, 2026 was $82.6 million compared to a net loss from continuing operations of $98.2 million for the six months ended June 30, 2025, an increase of 184%. The drivers of the change in net income (loss) from continuing operations are correlated with the aggregate net impact of the aforementioned factors discussed in the “Results of Operations” section of this MD&A.
Net Loss from Discontinued Operations
Net loss from discontinued operations was $0.3 million and compared to a net loss from discontinued operations of $15.7 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $15.4 million.
Segment Results
We have two reportable operating segments: (i) Domestic operations and (ii) International operations.
Comparison of the three months ended June 30, 2026 and June 30, 2025
The following tables present revenues, net by segment for the three months ended June 30, 2026 and 2025:
Domestic Operations

	Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$	%
Retail revenues	$224,378	$216,384	$7,994	4%
Wholesale revenues	64,046	53,207	10,839	20%
Management fee income	271	86	185	215%
Total revenues, net — Domestic	$288,695	$269,677	$19,018	7%
International Operations

	Three Months Ended June 30,		2026 vs. 2025
	2026	2025	$	%
Retail revenues	$16,353	$12,929	$3,424	26%
Wholesale revenues	31,947	25,970	5,977	23%
Management fee income	3,104	2,010	1,094	54%
Total revenues, net — International	$51,404	$40,909	$10,495	26%
Domestic revenues increased $19.0 million, or 7%, to $288.7 million. Domestic retail revenues increased $8.0 million to $224.4 million, driven primarily by new store openings, partially offset by price compression due to increased competition. Domestic wholesale revenues increased $10.8 million to $64.0 million, due primarily to increased wholesale partner locations and better flower quality.
International revenues increased $10.5 million, or 26%, to $51.4 million. International retail revenues increased $3.4 million to $16.4 million, primarily driven by an increase in active patients. International wholesale revenues grew 23% to $31.9 million, driven by sales of flower and vapes in Germany and the U.K.
Comparison of the six months ended June 30, 2026 and June 30, 2025
The following tables present revenues, net by segment for the six months ended June 30, 2026 and 2025:
Domestic Operations

	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$	%
Retail revenues	$439,601	$436,028	$3,573	1%
Wholesale revenues	125,562	105,030	20,532	20%
Management fee income	519	322	197	61%
Total revenues, net — Domestic	$565,682	$541,380	$24,302	4%
International Operations

	Six Months Ended June 30,		2026 vs. 2025
	2026	2025	$	%
Retail revenues	$32,238	$23,988	$8,250	34%
Wholesale revenues	60,233	48,427	11,806	24%
Management fee income	6,177	3,416	2,761	81%
Total revenues, net — International	$98,648	$75,831	$22,817	30%
Domestic revenues increased $24.3 million, or 4%, to $565.7 million. Domestic retail revenues increased $3.6 million to $439.6 million, primarily driven by new store openings and partially offset by increased price compression due to increased competition. Domestic wholesale revenues increased $20.5 million to $125.6 million, due to increased wholesale partner locations and better flower quality.

International revenues increased $22.8 million, or 30%, to $98.6 million. International retail revenues grew $8.3 million to $32.2 million, primarily driven by an increase in active patients. International wholesale revenues grew 24% to $60.2 million, driven by sales of flower and vapes in Germany and the U.K.
Non-GAAP Measures
Adjusted EBITDA is a non-GAAP financial measure, and Adjusted EBITDA Margin is a non-GAAP financial ratio, and such measure and ratio do not have standardized definitions under GAAP. A reconciliation of the supplemental non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP is presented below and in Item 1, Note 25 — Segment reporting. The Company has provided the non-GAAP financial measure and ratio, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measure and ratio are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measure and ratio presented provide additional perspective and insights when analyzing the core operating performance of the business. These supplemental non-GAAP financial measure and ratio should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented. The Company defines such non-GAAP financial measure and ratio as follows:
“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation and amortization, adjusted for share-based compensation expense and other adjustments related to restructuring costs, adult use campaign and political initiatives, as well as acquisition, transaction and other non-recurring costs.
“Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenue.

	Three Months Ended
	June 30, 2026	June 30, 2025
Net income (loss)	$12,507	$(53,606)
Net loss from discontinued operations	31	(5,495)
Net income (loss) from continuing operations	12,476	(48,111)
Interest expense, net	27,566	25,554
(Benefit) provision for income taxes	(38,784)	31,841
Depreciation and amortization	48,612	49,164
Share-based compensation	10,271	8,477
Loss on impairment	41	(1,209)
Total other income, net	2,923	(1,829)
Other adjustments(1)	7,018	3,986
Adjusted EBITDA	$70,123	$67,873
Adjusted EBITDA Margin	21%	22%

  (1) Other adjustments for the three months ended June 30, 2026 primarily include restructuring costs of $0.8 million, adult use campaign and political initiatives of $3.2 million as well as acquisition, transaction, and other non-recurring costs of $3 million. Other adjustments for the three months ended June 30, 2025 primarily include restructuring costs of $1.2 million, as well as acquisition, transaction, and other non-recurring costs of $2.8 million.

	Six months ended June 30,
	2026	2025
Net income (loss)	$82,290	$(113,850)
Net income (loss) from discontinued operations	(262)	(15,688)
Net income (loss) from continuing operations	82,552	(98,162)
Interest expense, net	52,881	50,627
Benefit (provision) for income taxes	(137,489)	65,493
Depreciation and amortization	96,467	97,993
Share-based compensation	19,935	13,101
Loss on impairment	41	2,486
Total other income, net	6,990	(4,832)
Other adjustments(1)	12,159	7,261
Adjusted EBITDA	$133,536	$133,967
Adjusted EBITDA Margin	20%	22%

 (1) Other adjustments for the six months ended June 30, 2026 primarily include restructuring costs of $2.2 million, adult use campaign and political initiatives of $3.9 million as well as acquisition, transaction, and other non-recurring costs of $6.1 million. Other adjustments for the six months ended June 30, 2025 primarily include restructuring costs of $2.1 million, as well as acquisition, transaction, and other non-recurring costs of $5.2 million.

Liquidity and Capital Resources
The Company's primary sources of liquidity are cash flows from operations and, to a lesser extent, proceeds from asset sales and borrowings under our credit facilities. Our primary uses of cash are working capital requirements, capital expenditures, debt service and lease obligations. We expect that cash on hand together with anticipated cash flows from operations and financing activities will be sufficient to meet our capital requirements and operational needs over the next 12 months.
Working Capital
Working capital is defined as current assets minus current liabilities. As of June 30, 2026, we had positive working capital of $160.7 million compared to positive working capital of $154.3 million as of December 31, 2025. Cash and cash equivalents (including restricted cash) were $94.6 million and $89.2 million as of June 30, 2026 and December 31, 2025, respectively. The $5.4 million increase in working capital was driven primarily by increased inventory for new product launches and projected demand as well as increases in accounts receivable driven by higher quarter-end sales. These increases to working capital were partially offset by an increase in accrued interest driven by higher interest rates on the Senior Secured Notes - 2026 and an increase in the Company's bonus accrual.
Outstanding Debt Obligations
As of June 30, 2026, our material outstanding debt obligations were as follows:

Credit Facility	Outstanding Balance	Maturity Date
Senior Secured Notes – 2029	$500,000	February 18, 2029
Senior Secured Notes – 2027	43,494	December 17, 2027
Amended Needham LOC(1)	52,000	February 18, 2029
ABL Facility - EWB Note	12,000	August 25, 2026
Seller note payable	3,952	December 20, 2036
Other notes payable	7,820	Various
Total notes payable	$619,266

(1) In connection with the completion of the private placement of $500 million of Senior Secured Notes due February 18, 2029 (the "Senior Secured Notes – 2029"), the maturity date of the Amended Needham LOC was extended to February 18, 2029. See Note 16 - Notes payable

Cash Flows

The following table summarizes our sources and uses of cash for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Operating activities:
Continuing operations	$50,305	$57,565
Discontinued operations	(61)	(10,588)
Net cash provided by operating activities	$50,244	$46,977
Investing activities:
Continuing operations	$(33,815)	$(33,264)
Discontinued operations	—	(538)
Net cash used in investing activities	$(33,815)	$(33,802)
Financing activities:
Continuing operations	$(10,647)	$(18,823)
Discontinued operations	—	—
Net cash used in financing activities	(10,647)	(18,823)
Net (decrease) increase in cash	$5,782	$(5,648)
Net cash provided by operating activities increased $3.3 million to $50.2 million. Cash from continuing operations of $50.3 million was driven by income from operations and partially offset by cash interest payments on debt and lease obligations.
Net cash used in investing activities was $33.8 million for both the six months ended June 30, 2026 and 2025. Investing cash outflows in both periods were primarily driven by increase PPE expenditures supporting our global expansion and operational efficiency initiatives.
Net cash used in financing activities decreased $8.2 million to $10.6 million. Cash outflows were driven primarily by payment of Senior Secured Notes, cash settlement of Four20 NCI and withholding to cover shares for PSU/RSU shares, partially offset by draw activity.
Contractual Obligations
The following table summarizes our contractual obligations as of June 30, 2026:

	Notes	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Notes payable (principal)	16	$619,270	$43,790	$570,027	$2,392	$3,061
Notes payable (interest)	16	169,516	65,713	103,086	364	353
Operating lease obligations	11	179,499	$15,897	62,198	48,386	53,018
Finance lease obligations	11	268,486	$15,870	64,683	63,895	124,038
Financial obligations — failed sale-leasebacks	12	344,343	16,670	62,847	59,956	204,870
Contingent consideration	4, 27	3,879	—	3,879	—	—
Deferred consideration	4	16,360	16,235	125	—	—
Litigation settlements(1)	26	4,296	—	—	—	—
Uncertain tax positions(1)	23	468,485	—	—	—	—
Total contractual obligations		$2,074,134	$174,175	$866,845	$174,993	$385,340

(1) Excluded from aging columns due to uncertainty regarding timing of settlement.
Off-Balance Sheet Arrangements
As of June 30, 2026 and December 31, 2025, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.
Changes in or Adoption of Accounting Practices

We have implemented all applicable accounting standards recently issued by the Financial Accounting Standards Board, as well as applicable pronouncements from certain other standard-setting bodies, within the prescribed effective dates. Pronouncements that are not applicable or where it has been determined do not have a significant impact to the accompanying Consolidated Financial Statements have been excluded. See discussion under Item 1, Note 3 – Significant accounting policies.
Future Capital Offerings
On February 3, 2025, we filed a final short-form base shelf prospectus in Canada (the "Base Shelf Prospectus") and, on February 5, 2025, we filed the Base Shelf Prospectus on a Form F-10 registration statement (File No. 333-284710) (the "Registration Statement") with the SEC under the U.S./Canada Multijurisdictional Disclosure System ("MJDS"), allowing us to offer up to $1 billion of securities (including SVS, debt securities, subscription receipts, warrants and units) from time to time during the 25-month period of effectiveness (subject to MJDS eligibility). The specific terms of any future offering of securities, including the use of proceeds from any offering, will be established in a supplement to the Base Shelf Prospectus and/or the Registration Statement. Upon our transition from complying with MJDS requirements as a foreign private issuer to complying with U.S. domestic issuer requirements, we expect to file future shelf registration statements on applicable domestic filer forms.
Normal Course Issuer Bid
On April 16, 2026, our board of directors authorized, and the TSX approved, a NCIB to repurchase up to 11,462,943 SVS over a 12-month period ending April 19, 2027, representing approximately 10% of the “Public Float” (as defined in the TSX Company Manual) of the Company’s SVS as at April 14, 2026. Under the NCIB, the Company is allowed to repurchase daily, through the facilities of the TSX, a maximum of 70,046 SVS, representing 25% of the average daily trading volume of 280,186 SVS, as calculated per the TSX rules for the six-month period ended on March 31, 2026. This program provides us with a disciplined mechanism to return value to our shareholders and reflects our confidence in the intrinsic value of the Company. By executing repurchases at prevailing market prices, we are leveraging our available funds to optimize capital allocation and reduce share dilution. Purchases commenced in May 2026. As of June 30, 2026, we had repurchased 93,363 SVS under the bid, leaving 11,369,580 SVS available for repurchase. Securityholders of the Company may obtain a copy of the Form 12 – Notice of Intention to Make a Normal Course Issuer Bid filed with the TSX in connection with the NCIB, without charge, by contacting the secretary of the Company at ir@curaleaf.com.
Reverse Stock Split
On June 5, 2026, the Company effected a 1-for-3 reverse stock split of its issued and outstanding SVS and MVS. The reverse stock split reduced the number of issued and outstanding shares of the Company’s SVS and MVS on a proportionate basis and did not affect any shareholder’s percentage ownership interest in the Company, except for adjustments resulting from the treatment of fractional shares. Share amounts, per share amounts, voting rights and equity award information presented in these consolidated financial statements and accompanying notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.
Critical accounting policies, judgments and estimates
The preparation of the Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements presented in this Quarterly Report on Form 10-Q are described under Critical Accounting Policies and Estimates included in the section titled ‘Management's Discussion and Analysis of Financial Condition and Results of Operations’ in Part II, Item 7 of the 2025 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies or estimates from those set forth in our Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our market risk disclosures as set forth in Part II Item 7A of our 2025 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.
As of June 30, 2026, our management, with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of our disclosure controls and procedures. In making this evaluation, our management considered the framework set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO Framework"). Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting ("ICFR"), as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Our ICFR is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our Condensed Consolidated Financial Statements (Unaudited) for external purposes in accordance with U.S. GAAP. Our ICFR is based on the criteria established in the COSO Framework.
Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2026, management implemented enhancements to certain disclosure controls and procedures in connection with the Company’s transition from complying with MJDS requirements as a foreign private issuer to complying with U.S. domestic issuer requirements. Specifically, we formalized and enhanced procedures related to: (i) the preparation, review and management sign-off of our Condensed Consolidated Financial Statements (Unaudited) in the domestic filer format; and (ii) evaluation and disclosure of uncertain tax positions, including procedures related to the April 2026 Rescheduling Order. These enhancements were implemented as a direct result of the transition to domestic filer reporting and do not reflect the remediation of any identified material weakness or significant deficiency.
Except as described above, there were no changes in our ICFR during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our ICFR.
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or ICFR will prevent or detect all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
PART II –– OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information required by this Item is incorporated herein by reference to Note 26 — Commitments and contingencies to the Condensed Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this Quarterly Report.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors discussed in Part I — Item 1A — Risk Factors of our Annual Report, which could materially and adversely affect our business, financial condition or results of operations. The risks described in our annual filings are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.
The following risk factors supplement or update the risk factors included in our annual filings with material developments arising during the six months ended June 30, 2026:
Risks Related to the April 2026 Rescheduling Order
The Rescheduling Order is of limited scope, and significant uncertainty remains regarding its application and impact on Section 280E tax treatment for our operations.
On April 23, 2026, the DOJ and the U.S. Drug Enforcement Administration ("DEA") issued the Rescheduling Order, reclassifying certain state-licensed medical cannabis from Schedule I to Schedule III under the CSA. While we expect a substantial portion of our U.S. state-licensed medical cannabis operations will qualify under the Rescheduling Order, significant risks and uncertainties remain, including:
• Scope limitations: The Rescheduling Order applies only to FDA-approved drug products containing marijuana and marijuana products produced in compliance with state-issued medical marijuana licenses. Adult-use cannabis operations remain Schedule I controlled substances, and Section 280E may be found to continue to apply to those operations.
• DEA registration: We have filed applications for DEA registration, but there is no assurance that such registrations will be granted, maintained or not subsequently revoked. Failure to obtain or maintain DEA registration for qualifying operations would prevent us from realizing Section 280E relief on those operations.
• Pending rulemaking: The Rescheduling Order does not represent a final rule broadly rescheduling cannabis to Schedule III. A separate rulemaking process (the "Proposed Rule") proceeded to a formal administrative hearing June 29 – July 15, 2026. The timing and outcome of the Proposed Rule are uncertain, and any final rule could be subject to judicial challenge.
• Mixed-use operations: Many of our dispensaries serve both medical and adult-use patients. The application of the Rescheduling Order to mixed-use operations is not fully resolved, and pending DEA and Treasury guidance may limit the scope of Section 280E relief available for such operations.
• Retroactive relief uncertainty: The Rescheduling Order encourages the Secretary of the Treasury to consider granting Section 280E relief retroactively to prior tax years. However, no assurance can be given that retroactive relief will be granted, and absent such relief, our prior year uncertain tax positions may be subject to adjustment.
• Litigation risk: The Rescheduling Order or any broader rescheduling may face legal challenges from various stakeholders, which could delay, modify or reverse the regulatory changes on which we have relied in assessing our tax positions.
Risks Related to Our Tax Obligations and Section 280E
The uncertain tax position liability we carry for our Section 280E Position remains material, and our ultimate tax liability could materially exceed our current accruals.
As of June 30, 2026, we carry an uncertain tax position liability of $468.5 million on our Condensed Consolidated Balance Sheets (Unaudited), representing management’s estimate of probable tax liabilities associated with our Section 280E Position and other uncertain tax positions. The Company's total Uncertain tax position liability, inclusive of interest and penalties, decreased by $63.0 million during the six months ended June 30, 2026. The decrease was primarily driven by a net release of $94.5 million liability, interest and penalties related to the Company's 280E position during the period ended March 31, 2026, partially offset by a $31.5 million liability and interest accrual for the three months ended June 30, 2026. However, the remaining $468.5 million balance is subject to significant uncertainty, including:

• IRS examination: The IRS is currently examining our tax returns for fiscal years 2020 through 2024. If our Section 280E Position is not upheld, additional taxes, interest and penalties may be assessed against us, which could substantially exceed our current accruals.
• State tax authorities: Several state tax authorities are also reviewing our state-level income tax returns. State income tax laws may apply Section 280E-equivalent disallowances independently of the federal treatment.
• Valuation allowance: We maintain a valuation allowance against certain of our deferred tax assets. If the valuation allowance proves incorrect, our deferred tax expense could increase materially.
• Cash payment obligations: Taxes paid in cash for Section 280E-impacted operations have historically been substantial. Even as Section 280E relief becomes available for qualifying operations, cash tax obligations on adult-use operations and prior years will continue to represent a significant cash outflow.
Risks Related to Our Transition to Compliance with U.S. Domestic Issuer Reporting Requirements
Our transition from complying with MJDS reporting requirements to U.S. domestic issuer reporting requirements creates new compliance obligations and risks.
Beginning with this Quarterly Report, we will voluntarily comply with the registration and ongoing reporting requirements applicable to a U.S. domestic issuer, which subjects us to reporting requirements and liability standards that are different from, and in certain respects more extensive than, those applicable to foreign private issuers relying on the MJDS. These new requirements include:
• Disclosure controls: We have enhanced our disclosure controls and procedures in connection with the transition, but there is no assurance that our processes and controls will be sufficient to comply with all reporting requirements applicable to U.S. domestic issuers in every filing period, particularly during the transition period.
Risks Related to Access to Banking and Financial Services
Cannabis remains classified as a Schedule I controlled substance for adult-use operations under U.S. federal law, limiting our access to banking and financial services.
Notwithstanding the Rescheduling Order, adult-use cannabis remains a Schedule I controlled substance, and proceeds from adult-use operations continue to present federal anti-money laundering compliance risks for financial institutions. As a result, many U.S. financial institutions continue to decline to provide banking and financial services to cannabis businesses, which:
• Limits our ability to open and maintain bank accounts, obtain credit facilities and access capital markets on terms available to businesses in other industries;
• Requires us to maintain significant amounts of cash in certain jurisdictions and engage in cash-intensive operations, creating operational and security risks;
• May increase the cost of capital and reduce the availability of financing for capital expenditures, acquisitions and working capital requirements; and
• May create complications for our service providers, suppliers and landlords who are concerned about associating with a cannabis business.
The SAFER Banking Act, which would provide safe harbor protections for financial institutions serving cannabis businesses operating in compliance with state law, has advanced in the legislative process but has not been enacted into law. There is no assurance that comprehensive cannabis banking legislation will be enacted, or that the Rescheduling Order will materially improve our access to banking services for adult-use operations.

Regulatory Environment: Issuers With U.S. Cannabis-Related Operations
In response to the on-going conflict between U.S. federal and U.S. state regulatory frameworks governing cannabis-related activities, the Canadian Securities Administrators issued Staff Notice 51-352, Issuers with U.S. Marijuana-Related Activities, which outlines industry-specific disclosure requirements for Canadian reporting issuers with operations or investments in the U.S. cannabis industry.
Pursuant to Staff Notice 51-352, the following disclosure is aimed at providing additional information regarding:
•our involvement in the U.S. cannabis industry and quantifying our balance sheet and operating statement exposure to U.S. cannabis-related activities;
•statements and other available guidance made by U.S. federal authorities or U.S. federal prosecutors regarding the risk of enforcement action as a result of our involvement with cannabis-related activities;
•risks related to our involvement in cannabis-related activities, including, among others, (i) the risk that third party service providers could suspend or withdraw services and (ii) the risk that regulatory bodies could impose certain restrictions on our ability to operate in the U.S.;
•our ability and our affiliates’ ability to access both public and private capital as well as the financing options that are and are not available to us and our affiliates to support continuing operations;
•cannabis-related regulations and applicable licensing requirements of each U.S. state in which we and/or our affiliates operate as well as our program for monitoring compliance with these regulations and licensing requirements; and
•the status of our compliance with the cannabis-related regulatory framework and applicable licensing requirements of each U.S. state in which we and our affiliates operate.
Our Involvement in the U.S. Cannabis Industry
In the U.S., cannabis remains classified as a Schedule I controlled substance under U.S. federal law, except for certain state-licensed medical cannabis products that have been reclassified to Schedule III under the CSA pursuant to recent federal regulatory actions, as further discussed herein.
In the U.S., we and our affiliates are directly involved in the cannabis industry in certain U.S. states that have legalized the medical and/or adult-use of cannabis. Currently, we and our affiliates hold the requisite licenses to engage in the cultivation, manufacture, processing, distribution and sale of cannabis, as permitted, in the states of Arizona, Connecticut, Florida, Illinois, Maine, Maryland, Massachusetts, Missouri, Nevada, New Jersey, New York, North Dakota, Ohio, Pennsylvania and Utah. In addition, we have partnered with an accredited medical school and obtained a “clinical registrant” license in Pennsylvania.
For both the three and six months ended June 30, 2026, 85% of our Total revenues, net were directly derived from U.S. cannabis-related activities. We do not differentiate our net assets between those directly derived from cannabis-related activities and those that are unrelated; therefore, such information is not presented.
Regulatory Frameworks Governing Cannabis-Related Activities in the U.S.
Overview of U.S. Federal Regulatory Framework
The Controlled Substances Act
The U.S. federal government regulates drugs, including cannabis, under the CSA, which classifies controlled substances into one of five schedules. Historically, cannabis, other than hemp containing less than 0.3%

tetrahydrocannabinol (“THC”) on a dry weight basis, was classified as a Schedule I controlled substance. However, pursuant to recent federal regulatory actions, as further discussed herein, certain state-licensed medical cannabis products have been reclassified to Schedule III. Notwithstanding these developments, cannabis remains federally illegal in most forms, and the possession, use, cultivation and distribution of cannabis continue to be subject to significant restrictions under U.S. federal law.
While most jurisdictions have a uniform national framework for regulation of cannabis-related activities, in the U.S., cannabis is separately regulated at the U.S. state and local jurisdictional levels. As a result, U.S. states that have legalized the medical and/or adult-use of cannabis have regulatory frameworks that are in direct conflict with that of the U.S. federal government.
The Supremacy Clause of the U.S. Constitution establishes that the U.S. Constitution and U.S. federal laws made pursuant to it are paramount and, in case of conflict between U.S. federal and U.S. state law, U.S federal law shall apply. Consequently, although our activities are compliant with applicable cannabis-related U.S. state and local regulations, strict compliance with these U.S. state and local regulations may neither absolve the Company of liability under U.S. federal law nor provide a defense to federal criminal charges that may be brought against the Company.
To address the conflicting treatment of cannabis under U.S. federal and state law, the DOJ has, from time to time, issued guidance regarding federal enforcement priorities. On August 29, 2013, then Deputy Attorney General James Cole issued a memorandum (the “Cole Memorandum”) outlining a framework for prioritizing enforcement of the Controlled Substances Act in jurisdictions that had legalized cannabis in some form. The Cole Memorandum indicated that cannabis-related activities conducted in compliance with robust state regulatory systems were less likely to be prioritized for federal enforcement, provided certain federal priorities—such as preventing distribution to minors, diversion across state lines and involvement of criminal enterprises—were not implicated.
On January 4, 2018, the Cole Memorandum was rescinded by then Attorney General Jeff Sessions, resulting in the restoration of prosecutorial discretion at the individual U.S. Attorney level. Since that time, federal enforcement of cannabis laws has generally been guided by broader DOJ priorities. During his confirmation hearing in 2021, Attorney General Merrick Garland indicated that the DOJ would focus its resources on violent crime and organized criminal activity and would not prioritize enforcement against individuals and businesses operating in compliance with state cannabis laws.
More recently, U.S. federal regulatory actions relating to the potential and partial rescheduling of cannabis under the CSA may further influence federal enforcement priorities. However, the extent to which such developments will affect DOJ enforcement practices remains uncertain, and there can be no assurance that U.S. federal authorities will not enforce applicable U.S. federal laws against U.S. state-licensed cannabis businesses.
•On December 18, 2025, President Trump issued the “Executive Order on Expedited Cannabis Rescheduling” directing the Attorney General and the DEA to evaluate the classification of cannabis under the CSA and to advance the U.S. federal rulemaking process with respect to potential rescheduling. The executive order reflects evolving U.S. federal policy priorities; however, subsequent regulatory actions taken by the DOJ and the DEA in April 2026 are more directly relevant to the current regulatory framework.
The executive order does not itself change the legal status of cannabis under U.S. federal law, nor does it legalize the cultivation, manufacture, distribution or sale of cannabis or authorize interstate commerce. As of the date of this Quarterly Report, the timing, scope and ultimate outcome of the federal rulemaking process remain uncertain.

•On April 23, 2026, the DOJ and the DEA issued the following orders2 related to the rescheduling of cannabis as a controlled substance under the CSA:
(i)Rescheduling Order: an order reclassifying certain marijuana-related products from Schedule I to Schedule III, specifically FDA-approved drug products containing marijuana and marijuana products produced in compliance with state-issued medical marijuana licenses;
(ii)Proposed Rule: an order cancelling the previously scheduled administrative law hearing related to the proposed rule issued in May 2024 to broadly reschedule marijuana and
(iii)Hearing Order: an order initiating a new administrative hearing on the Proposed Rule, scheduled to occur from June 29, 2026 through July 15, 2026. The hearing concluded on July 15, 2026, and the ALJ set a tight schedule for any post-hearing briefs, which will be due on August 17, 2026.
Rescheduling Order
While the Rescheduling Order clearly reclassifies state-licensed medical cannabis to Schedule III under the CSA, additional guidance from the DEA and the U.S. Department of the Treasury (the “Treasury”) is expected regarding its interpretation and application. Key areas requiring further clarification include:
•Mixed medical and adult-use operations: For businesses that operate both medical and adult-use cannabis under state licenses, it remains unclear how “medical cannabis” will be defined and whether operational or structural separation will be required. Accordingly, the extent to which we may benefit from relief under Section 280E is uncertain.
•Registration with the DEA: The Rescheduling Order permits state-licensed cannabis operators to apply for registration with the DEA for the manufacture, distribution and dispensing of medical cannabis. If obtained, such registration would permit our U.S. state-licensed medical cannabis activities to be conducted in compliance with applicable provisions of the CSA; however, such products would not be approved by the FDA. The Company intends to pursue applicable registrations. If obtained, revenues generated from such operations would be expected to reduce or eliminate characterization as proceeds from trafficking in a controlled substance and the associated federal money laundering risk. While this development may have a favorable impact on our operations, the extent to which it may improve access to capital markets, financial services or commercial counterparties remains uncertain.
•Interstate and International Commerce: DEA registration may enable participation in the lawful transfer and sale of medical cannabis, including across state lines and potentially internationally. However, the DEA is expected to retain significant discretion over the scope of permitted activities, and it is not currently possible to determine the extent to which our medical cannabis operations may be able to engage in interstate or international commerce.
•Retroactive Application of Section 280E Relief: The Rescheduling Order acknowledges that the reclassification of state-licensed medical cannabis may affect the application of Section 280E and encourages the Secretary of the Treasury to consider retroactive relief. While such relief could potentially apply to prior tax years as well as to the tax year ending December 31, 2026, there can be no assurance that any retroactive application will be permitted.
It is important to note that the Rescheduling Order does not affect the classification of adult-use cannabis under the CSA, which remains a Schedule I controlled substance. In addition, the Rescheduling Order may be subject to legal challenges, which could delay, limit or eliminate its anticipated benefits. The Company has applied for DEA registration at each applicable site prior to the end of June 2026.
2 Full text of the orders is available in the U.S. Federal Register, “Schedules of Controlled Substances: Rescheduling of Food and Drug Administration Approved Products,” published April 28, 2026.

Proposed Rule and the Hearing Order
While the Rescheduling Order applies only to state-licensed medical cannabis, the Proposed Rule, if finalized, would result in the reclassification of cannabis to Schedule III more broadly, without regard to whether such cannabis is produced for medical or adult-use or under a state license.
We expect the Hearing Order to advance the rulemaking process, consistent with recent policy direction expressed by the Trump administration; however, the timing and outcome of the Proposed Rule remain uncertain. If adopted, the Proposed Rule would clarify that Section 280E does not apply to our operations more broadly, which could result in a material reduction in our uncertain tax positions. The magnitude and timing of such impact will depend on the scope of any related guidance issued by the Secretary of the Treasury, including with respect to retroactivity.
The Proposed Rule and the associated rulemaking process are expected to face legal challenges. If such challenges are successful, the anticipated benefits of broader rescheduling may be delayed or may not be realized.
Rohrabacher-Farr Amendment
Companies operating in the U.S. medical cannabis industry have historically benefited from a measure of protection from U.S. federal enforcement through a rider provision to federal appropriations legislation, commonly referred to as the “Rohrabacher-Farr Amendment”. This provision restricts the DOJ from using congressionally appropriated funds to interfere with the implementation of U.S. state laws authorizing the use, distribution, possession or cultivation of medical cannabis. The Rohrabacher-Farr Amendment must be renewed annually as part of the U.S. federal appropriations process and does not provide immunity from prosecution or alter the underlying illegality of cannabis under U.S. federal law. While the Congress of the United States (“Congress”) has consistently renewed the provision since fiscal year 2015, there can be no assurance that it will be extended in future appropriations legislation.
In recent years, numerous bills have been introduced in Congress to address various aspects of U.S. federal cannabis policy, including the decriminalization of cannabis, the imposition of U.S. federal taxes, the establishment of national public health and safety standards and the promotion of social equity and economic opportunities in communities disproportionately impacted by the War on Drugs. Notable examples include the Cannabis Administration and Opportunity Act (the “CAOA”) and the Marijuana Opportunity Reinvestment and Expungement Act (the “MORE Act”). While neither the CAOA nor the MORE Act has been enacted, the continued introduction of cannabis-related legislation reflects ongoing legislative interest in reforming the federal regulatory framework.
There can be no assurance that U.S. state laws legalizing and regulating cannabis-related activities will not be repealed, amended or otherwise restricted, including by local governmental authorities. In addition, there can be no assurance that comprehensive U.S. federal legislation to de-schedule or decriminalize cannabis will be enacted in the near term or at all, or that any such legislation would preserve existing state-based regulatory programs or otherwise be favorable to our U.S. state-licensed operations. Unless and until Congress amends the CSA and notwithstanding ongoing federal regulatory developments, including the potential broad rescheduling of cannabis, U.S. federal authorities may continue to enforce applicable U.S. federal law against U.S. state-licensed cannabis businesses.
Although the Cole Memorandum has been rescinded, we continue to adhere to operating policies and procedures that reflect industry best practices developed during the period in which such guidance was in effect. These policies and procedures are designed to ensure that:
(i)operations are conducted in compliance with applicable licensing requirements at the U.S. state and local levels;
(i)cannabis-related activities remain within the scope of the licenses held, including limiting sales to authorized patients or eligible adult consumers, as applicable;
(ii)controls are designed to restrict the distribution of cannabis products to minors;

(iii)controls are designed to prevent the diversion of funds to criminal enterprises, gangs or cartels;
(iv)U.S. state-mandated seed-to-sale inventory tracking systems and related procedures are effective in monitoring cannabis and cannabis-derived inventory and preventing diversion across state lines or into jurisdictions where such activities remain prohibited;
(v)our operations are not used to facilitate the trafficking of other illegal substances or other unlawful activities, including violations of applicable anti-money laundering laws; and
(vi)cannabis and cannabis-derived products comply with applicable regulatory requirements, including labeling and disclosure requirements intended to mitigate public health risks.
In addition, we conduct background checks on principal officers and members of management and perform ongoing reviews of our cannabis-related operations, including the premises on which such operations occur and the policies and procedures governing the possession of cannabis and cannabis-derived products outside licensed premises. See “Compliance and Monitoring” section herein for additional information.
Reform of Federal Legislation on Industrial Hemp
On December 20, 2018, the Agriculture Improvement Act of 2018, Pub. L. 115-334 (the “2018 Farm Bill”), was signed into law. The 2018 Farm Bill amended the definition of cannabis under the CSA to exclude hemp, defining hemp as the plant Cannabis sativa L. and any part of that plant—including seeds, derivatives, extracts, cannabinoids, isomers, acids, salts and salts of isomers—provided it contains no more than 0.3 percent delta-9 tetrahydrocannabinol (“Delta-9 THC”) on a dry weight basis. The legislation granted U.S. states the authority to license and regulate the cultivation, production, distribution and sale of hemp and hemp-derived products, such as CBD. In contrast to cannabis, hemp and qualifying hemp-derived products may be distributed and sold across U.S. state lines, provided that the hemp from which such products are derived was cultivated pursuant to a license issued under a U.S. state program approved by the U.S. Department of Agriculture.
Despite the redefinition of hemp under the 2018 Farm Bill, the FDA continues to exercise jurisdiction over hemp-derived products under the Federal Food, Drug, and Cosmetic Act. To date, the FDA (i) has approved only one prescription drug containing CBD, Epidiolex; (ii) prohibits the marketing of CBD as a dietary supplement, as CBD is the active ingredient in Epidiolex; and (iii) prohibits the addition of CBD, THC or other hemp-derived extracts to food or beverages sold in U.S. interstate commerce. The FDA does permit the use of CBD in cosmetic products, provided that such products otherwise comply with the Federal Food, Drug, and Cosmetic Act and do not make therapeutic claims. In January 2023, the FDA announced that existing regulatory frameworks for food and dietary supplements are not appropriate for CBD and indicated its intention to work with Congress to establish a new regulatory pathway for CBD products.
On November 12, 2025, Congress enacted legislation that amended the federal definition of 'hemp' and established a revised federal regulatory framework governing hemp‑derived cannabinoid products (collectively, the “Hemp Amendments”). The Hemp Amendments are scheduled to take effect on November 12, 2026 and represent the most significant federal change affecting hemp‑derived cannabinoid products since the enactment of the 2018 Farm Bill. Among other things, the Hemp Amendments (i) replace the prior delta‑9‑THC threshold with a “total THC” standard that includes delta‑9 THC, THCA and other specified cannabinoids; (ii) establish new federal limits on total THC permitted in consumable hemp‑derived cannabinoid product; (iii) impose expanded compliance obligations on manufacturers, distributors and retailers of hemp‑derived cannabinoid products; and (iv) increase federal oversight of the marketing and distribution of intoxicating hemp‑derived products. These developments may restrict or prohibit categories of hemp‑derived cannabinoid products that previously were marketed as compliant with federal law and may increase regulatory uncertainty and potential enforcement risk with respect to hemp‑derived cannabinoid products. As of the date of this Quarterly Report, it remains unclear how federal agencies will implement and enforce the Hemp Amendments or how these changes will integrate with existing U.S. state regulatory frameworks for hemp and consumable cannabinoid products.

Anti-Money Laundering Laws and Access to Capital
U.S. federal law makes it illegal for financial institutions to provide services to U.S. state-licensed cannabis businesses. Accepting proceeds from the sale of cannabis—historically classified as a Schedule I controlled substance under the CSA—may be considered money laundering under U.S. federal law. Notwithstanding recent federal regulatory actions reclassifying certain state-licensed medical cannabis activities to Schedule III, significant uncertainty remains regarding the application of federal anti-money laundering laws to cannabis-related proceeds. Consequently, financial institutions that depend on the U.S. Federal Reserve’s money transfer system face significant legal, regulatory and compliance risks when servicing cannabis-related businesses, which has limited their willingness to accept cannabis-related deposits.
In 2014, the Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) issued guidance (the “FinCEN Guidance”) to financial institutions and U.S. prosecutors. The FinCEN Guidance advised U.S. prosecutors not to prioritize enforcement against financial institutions that serve U.S. state-licensed cannabis businesses, provided those businesses comply with U.S. state law and do not violate U.S. federal enforcement priorities under the Cole Memorandum, such as preventing access to cannabis by minors or organized crime. The FinCEN Guidance also outlined how U.S. financial institutions can provide depository services while complying with their obligations under the Bank Secrecy Act, including enhanced customer due diligence and reporting requirements.
The FinCEN Guidance reduced some enforcement risk but did not provide immunity from prosecution. It also increased the cost and burden of compliance, which has discouraged most financial institutions from entering the cannabis sector. Only a limited number of U.S. state-chartered banks and credit unions currently service U.S. state-licensed cannabis businesses. These institutions typically cap cannabis-related deposits at a small portion of their balance sheets, maintain large cash reserves to cover such deposits on demand and charge higher fees to offset compliance costs. In practice, the FinCEN Guidance has not led to a broader willingness among financial institutions to serve U.S. state-licensed cannabis businesses, and most continue to refrain due to the compliance requirements.
Several bills have been introduced in Congress to expand access to banking services, including the Secure and Fair Enforcement Regulation (“SAFER”) Banking Act. In 2023, the Senate Banking Committee approved the SAFER Banking Act by a bipartisan vote of 14-9. The SAFER Banking Act is pending a full Senate vote, but passage remains uncertain. Despite growing support in Congress and among the public, there is no assurance such legislation will be enacted.
Because traditional bank financing is generally unavailable, we rely on equity and debt financing to support our operations, capital expenditures and acquisitions. Until U.S. federal law changes, there can be no assurance that financing will be available to us when needed or on acceptable terms. If additional financing is not available, our ability to fund operations, capital projects, and acquisitions could be limited. Raising funds through equity or convertible debt issuances may also cause significant dilution to our existing shareholders, and new securities may carry rights, preferences or privileges senior to those of our outstanding SVS.
Continued restrictions on financial services available to U.S. cannabis-related businesses may materially and adversely affect our liquidity, growth strategy, and overall financial condition. See the “Risk Factors” section of the Annual Information Form for further risk factors associated with limitations on access to U.S. banking and financing.
Service Providers
Adverse changes in the enforcement of U.S. cannabis laws, regulatory or political shifts, increased scrutiny by regulatory authorities or negative changes in public perception regarding cannabis use could cause our third-party service providers to suspend or withdraw their services, which may have a material adverse effect on our operations.

Heightened Scrutiny by Regulatory Authorities
As outlined above, our existing U.S. operations and any future operations or investments may be subject to heightened scrutiny by regulators, stock exchanges and other authorities. Such scrutiny could restrict our ability to operate or invest in certain jurisdictions and may also affect our listings on the TSX and OTCQX and our reporting obligations in Canada and the U.S.
Adverse changes in government policies or public opinion could significantly influence cannabis regulation in Canada, the U.S. and other jurisdictions. A negative shift in public perception of medical or adult-use cannabis could affect future legislation, regulation or enforcement and may result in the abandonment of initiatives or proposals to legalize medical or adult-use cannabis. Violations of U.S. federal laws and regulations could result in fines, penalties, administrative sanctions, civil settlements or criminal charges.
Following the TSX listing, we became subject to TSX Requirements3, which limit our ability to directly or indirectly own or invest in entities engaged in the cultivation, distribution or possession of cannabis in the United States in a manner that may be considered in violation of U.S. federal law. In connection with these requirements, transfers of funds between Curaleaf Holdings, Inc. and Curaleaf, Inc. are generally limited while the Company maintains compliance with applicable TSX listing requirements. These requirements are conditions of our TSX listing rather than legal restrictions on the ownership or transferability of the underlying assets. Failure to comply with the TSX Requirements could result in regulatory action by the TSX, including the denial of certain approvals, such as the listing of additional securities, or the suspension or delisting of our securities. However, the Company retains the ability to modify its listing structure and cease being subject to the TSX framework if it determines that doing so is in the best interests of the Company and its shareholders. If the Company determines that compliance with the TSX Requirements could impede its strategic objectives or business operations, it may evaluate alternative listing platforms for its SVS, including the Canadian Securities Exchange, where the Company's shares were previously listed.
The clearing of our outstanding SVS depends on the Clearing and Depository Services Inc. (the “CDS”) for SVS quoted on the TSX and the Depository Trust Company (the “DTC”) for SVS quoted on the OTCQX. If the CDS or the DTC imposed a ban on clearing securities of issuers with cannabis-related activities in the U.S., or if we otherwise became ineligible with the CDS or the DTC, our outstanding SVS could become highly illiquid and shareholders could be prevented from trading their SVS on the TSX or OTCQX.
Compliance and Monitoring
We use reasonable commercial efforts to remain in material compliance with the cannabis regulatory environment in the U.S. In addition, we actively participate in the regulatory and legislative processes at the U.S. federal, state and local levels through our compliance and government relations departments, legal counsel, third-party consultants and engagement with cannabis industry groups. We hold all required licenses to cultivate, manufacture, possess and distribute cannabis in the U.S. states in which we operate and remain in good standing and in material compliance with the applicable cannabis regulatory programs in each such U.S. state.
While we may occasionally be cited or fined by U.S. state regulators for non-compliance with cannabis regulations, including those related to product labeling, testing, potency or the use of banned additives, we are not aware of any circumstances that would likely result in regulatory actions with a material adverse impact on our operations or financial condition.
Our Compliance Department, reporting to the Chief Legal Officer (“CLO”), oversees state-level compliance functions, monitors local regulatory processes, reports developments to the CLO and designs and implements strategies in response to regulatory changes, while also working with third-party legal counsel to ensure compliance with U.S. cannabis laws and regulations. Our Government Relations Department works with management to (i)
3 Sections 306 (Minimum Listing Requirements) and 325 (Management) and Part VII (Halting of Trading, Suspension and Delisting of Securities) of the TSX Company Manual and TSX Staff Notice 2017-0009 (collectively, the “TSX Requirements”).

develop and maintain relationships with U.S. state and local regulators, elected officials and cannabis industry groups and (ii) implement strategies that protect our rights and those of our U.S. affiliates to participate in the U.S. cannabis industry.
See the “Risk Factors” section of the Annual Information Form for further risk factors associated with our U.S. operations and those of our U.S. affiliates.
Overview of U.S. State Regulatory Frameworks
Cannabis laws continue to evolve across numerous U.S. jurisdictions, with a majority of states having legalized cannabis for medical use, adult use, or both, while regulatory structures, licensing requirements, enforcement priorities and market conditions vary significantly by state. Regulatory changes at the state level may impact the Company’s operations, expansion opportunities, compliance obligations and competitive landscape.
Each U.S. state that has legalized medical or adult-use cannabis imposes unique licensing requirements, limits on the number of facilities a license holder may operate, caps on the number of license holders and other regulatory conditions. All of the U.S. states in which we operate permit the use of cannabis for specific qualifying conditions when recommended by a medical doctor, and cannabis is sold in licensed dispensaries to adults aged 21 or older.
We are, in all material respects, compliant with the laws and regulations governing our U.S. cannabis operations, including those of our affiliates.
The following summary outlines the regulatory frameworks of the U.S. states in which we operate. Dispensary counts may include licensed locations that are temporarily closed or otherwise inactive. For further information on our U.S. operations, see Item 2 of this Quarterly Report.
Arizona
Arizona Licensing Scheme
In Arizona, the Arizona Department of Health Services (“AZ DHS”) licenses and regulates medical and adult-use cannabis. Licenses allow one dispensary, one processing site and one cultivation site per licensee. Vertical integration is not required, and off-site processing and cultivation can be shared by cannabis establishments.
Arizona Medical Patient Requirements
Qualifying medical conditions in Arizona include, but are not limited to, Alzheimer's; ALS; cancer; chronic pain; Crohn's disease; glaucoma; HIV/AIDS; hepatitis C; PTSD; severe nausea and severe or persistent muscle spasms, such as those associated with multiple sclerosis (“MS”) and epilepsy.
For a comprehensive list of qualifying conditions, see the AZ DHS’ Medical Marijuana Program: https://www.azdhs.gov/licensing/medical-marijuana/index.php#qualifying-home.
Connecticut
Connecticut Licensing Scheme
In Connecticut, the Connecticut Department of Consumer Protection (“CT DCP”) licenses and regulates medical and adult-use cannabis. Cannabis licensing is organized across several categories, including retail, cultivation, manufacturing, delivery and individual licenses and registrations, comprising multiple distinct license types. Medical dispensaries are required to have a board-certified pharmacist on-site to dispense cannabis. Connecticut’s dispensary framework has largely transitioned to hybrid retailer licenses, which permit the sale of both medical and adult-use cannabis under licenses approved or issued by the CT DCP.

Connecticut Medical Patient Requirements
Qualifying medical conditions include, but are not limited to,
•For Individuals Aged 18 and Over: cancer; glaucoma; HIV/AIDS; neurological disorders (e.g., Parkinson’s, MS, epilepsy, ALS); chronic pain; PTSD; autoimmune diseases; gastrointestinal conditions (e.g., Crohn’s disease, ulcerative colitis); sickle cell disease and fibromyalgia).
•For Individuals Under 18: cerebral palsy; cystic fibrosis; muscular dystrophy; severe epilepsy; terminal illnesses requiring end of life care and intractable neuropathic pain that is unresponsive to standard medical treatments.
For a comprehensive list of qualifying conditions, see the DCP’s Medical Marijuana Program: https://portal.ct.gov/dcp/medical-marijuana-program/qualification-requirements.
Florida
Florida Licensing Scheme
In Florida, the Florida Department of Health Office of Medical Marijuana Use (“FL OMMU”) licenses and regulates medical cannabis. The FL OMMU oversees 28 Medical Marijuana Treatment Centers, which encompass all vertically integrated operations, including cultivation, processing, fulfillment/storage and dispensing. Licenses are not capped; however, local zoning approval is required for each dispensary.
Florida Medical Patient Requirements
Qualifying medical conditions include, but are not limited to, cancer; epilepsy; glaucoma; HIV/AIDS; PTSD; ALS; Crohn’s disease; Parkinson’s disease; MS; chronic non-malignant pain and terminal conditions.
For a comprehensive list of qualifying conditions, see the FL OMMU’s Medical Marijuana Use Program: https://knowthefactsmmj.com/patients/cards/.
Illinois
Illinois Licensing Scheme
In Illinois, the cannabis licensing framework is overseen by two departments: the Illinois Department of Financial and Professional Regulation for retail licenses and the Illinois Department of Agriculture for cultivation/processing licenses. License types include (i) retail, (ii) cultivation, (iii) craft growers, (iv) infusers and (v) transporters. Regulations limit each entity to a maximum of three cultivation licenses and 10 retail locations.
Illinois Medical Patient Requirements
Qualifying medical conditions include, but are not limited to, cancer; HIV/AIDS; ALS; Crohn’s disease; glaucoma; MS; PTSD; intractable pain; fibromyalgia; hepatitis C; Tourette’s syndrome and rheumatoid arthritis. Patients with valid opioid prescriptions may also qualify.

For a comprehensive list of qualifying conditions, see the Illinois Department of Public Health’s Medical Cannabis Program: https://www.dph.illinois.gov/topics-services/prevention-wellness/medical-cannabis.
Maine
Maine Licensing Scheme
In Maine, the Maine Department of Administrative and Financial Services Office of Cannabis Policy is responsible for licensing and regulating medical and adult-use cannabis. Licenses are not capped; however, (i) municipalities must opt-in for adult-use and (ii) medical dispensary owners must be residents of Maine. Medical licensees can be vertically integrated, with one license allowed per dispensary and one license per entity, subject to local approval and relevant licensing (e.g., tobacco or food licenses). Adult-use cannabis licensing is divided into three categories: retail, cultivation and manufacturing, with licensees permitted to hold licenses in multiple categories.
Maine Medical Patient Requirements
Qualifying conditions are determined by a practitioner and include any condition where cannabis is deemed therapeutically or palliatively beneficial.
Maryland
Maryland Licensing Scheme
In Maryland, the Maryland Medical Cannabis Commission (“MD MCC”) licenses and regulates medical and adult-use cannabis. Licenses are divided into five license types: (i) dispensary, (ii) grower/cultivator, (iii) processor, (iv) independent testing laboratory and (v) ancillary business. Each license is linked to a single facility. Regulations limit an individual or entity to holding an interest in, or control over, no more than one grower license, one processor license and four dispensary licenses.
Topicals and edible cannabis products are permitted, provided they are shelf-stable.
Maryland Medical Patient Requirements
Qualifying medical conditions include, but are not limited to, cachexia; chronic pain; severe nausea; severe or persistent muscle spasms; glaucoma; HIV/AIDS; Crohn's disease; PTSD and other severe chronic conditions that are unresponsive to standard medical treatment. Additionally, all dispensaries must have a clinical director available electronically.
For a comprehensive list of qualifying conditions, see the MD MCC’s Medical Cannabis Program: https://cannabis.maryland.gov/Pages/Medical_Cannabis.aspx.
Massachusetts
Massachusetts Licensing Scheme
In Massachusetts, the Massachusetts Cannabis Control Commission (“MA CCC”) licenses and regulates medical and adult-use cannabis. Medical licenses are granted to Medical Treatment Centers (“MTCs”), which are vertically integrated businesses engaged in the cultivating, processing and retailing of their own cannabis and cannabis-derived products for medical use. Adult-use licenses are divided into a range of license types, including (i) retail, (ii) cultivation, (iii) product manufacturing, (iv) testing laboratories, (v) transporters, (vi) couriers, (vii) research facilities, (viii) social consumption establishments, (ix) microbusinesses and (x) delivery services. Licensees are permitted to hold no more than three licenses within a single license type. Additionally, canopy space is capped at 100,000 square feet, which must be distributed across no more than three cultivation licenses and three MTCs.

Massachusetts Medical Patient Requirements
Qualifying conditions include, but are not limited to, cancer; glaucoma; HIV/AIDS; hepatitis C; ALS; Crohn’s disease; Parkinson’s disease and MS, when such diseases are debilitating. Other debilitating conditions require the attestation of a Qualifying Patient’s healthcare provider.
For a comprehensive list of qualifying conditions, see the MA CCC's Medical Use of Marijuana Program: https://www.mass.gov/info-details/massachusetts-law-about-medical-marijuana.
Massachusetts Ballot Initiative
In Massachusetts, recent legislative activity has focused on expanding, rather than repealing, adult‑use cannabis, with the Senate in November 2025 passing a reform bill that would double the adult-use possession limit from one ounce to two ounces and restructure the Cannabis Control Commission to modernize and strengthen the state’s regulatory framework. There is currently a ballot initiative to repeal Adult Use cannabis in Massachusetts. This initiative has qualified for the ballot, however there are significant legal challenges and strong opposition by the cannabis industry against this effort.
Nevada
Nevada Licensing Scheme
In Nevada, the Nevada Cannabis Compliance Board (“NV CCB”) licenses and regulates medical and adult-use cannabis. Cannabis licenses types include (i) cultivation, (ii) product manufacturing, (iii) distribution, (iv) dispensary/retail, (v) testing laboratory and (vi) consumption lounge. Licenses are not capped; however, they are issued only during designated licensing rounds, which are conducted only on an as needed, based on jurisdictional regulations.
Nevada Medical Patient Requirements
Qualifying medical conditions include, but are not limited to, HIV/AIDS; cancer; anorexia nervosa; epilepsy; glaucoma; autism spectrum disorders; opioid addiction; muscle spasms (including, without limitation, spasms caused by MS) and neuropathic conditions, whether or not such condition causes seizures.
For a comprehensive list of qualifying conditions, see the NV CCB’s Medical Marijuana Program: https://dpbh.nv.gov/Reg/MM-Patient-Cardholder-Registry/.
New Jersey
New Jersey Licensing Scheme
In New Jersey, the New Jersey Cannabis Regulatory Commission (“NJ CRC”) licenses and regulates medical and adult-use cannabis. Medical licenses are granted to Alternative Treatment Centers, which are vertically integrated businesses engaged in the cultivating, manufacturing and dispensing of their own cannabis and cannabis-derived products for medical use. Adult-use licenses are divided into the following types: (i) cultivation, (ii) manufacturing, (iii) wholesale, (iv) distribution, (v) retail and (vi) delivery. Adult-use licensees may vertically integrate by holding any combination of the license types simultaneously or by holding wholesale and distributor licenses simultaneously. Licenses are not capped; however, adult-use licensees are limited to operating one business per license type.
New Jersey Medical Patient Requirements
Qualifying medical conditions include, but are not limited to, ALS; anxiety; cancer; chronic pain; epilepsy; glaucoma; HIV/AIDS; Crohn's disease; PTSD; MS and terminal illnesses with a prognosis of less than 12 months.

For a comprehensive list of qualifying conditions, see the NJ CRC’s Medicinal Cannabis Program: https://www.nj.gov/cannabis/medicinalcannabis/medicinal/.
New Jersey Recent Legislation
New Jersey has authorized cannabis consumption lounges under N.J.S.A 24:6I-21, a provision enacted as part of the New Jersey Cannabis Regulatory, Enforcement Assistance, and Marketplace Modernization Act. The NJ CRC began accepting applications from social equity applicants in January 2025, diversely owned businesses and microbusinesses in April 2025 and all interested Class 5 cannabis retail operators in July 2025. The first four approvals were granted in August 2025.
New York
New York Licensing Scheme
In New York, the New York Cannabis Control Board (“NY CCB”), within the Office of Cannabis Management, licenses and regulates medical and adult-use cannabis. Medical licenses are granted to ‘registered organizations’, which are vertically integrated businesses permitted to manage one medical cultivation/processing facility and up to four medical dispensaries. Adult-use license types include (i) cultivation, (ii) processing, (iii) distribution, (iv) retail and (v) microbusiness operations.
New York Medical Patient Requirements
Under the OCM’s Medical Cannabis Program certification and registration system, practitioners are authorized to certify patients for medical cannabis use for any condition they believe can be effectively treated with medical cannabis.
For a comprehensive list of qualifying conditions, see the NY CCB’s Medical Cannabis Program: https://cannabis.ny.gov/medical-cannabis.
New York Recent and Proposed Legislation
New York has implemented Metrc, a seed-to-sale tracking system intended to reduce the availability of illegal cannabis and cannabis-derived products in the state. The system went live in December 2025, and integration across cannabis licensees is ongoing.
North Dakota
North Dakota Licensing Scheme
In North Dakota, the North Dakota Department of Health and Human Services (“ND HHS”) licenses and regulates medical cannabis. There are two categories of licenses: manufacturing facilities (which are subdivided into cultivation-only and manufacturing-only) and dispensaries. Each license permits the operation of one dispensary or manufacturing facility per licensee. Currently, the ND HHS is permitted to issue a maximum of two manufacturing facilities licenses and eight dispensary licenses.
Manufacturing facilities are restricted to activities that fall under (i) producing, (ii) processing, (iii) acquiring, (iv) possessing, (v) storing, (vi) transferring and (vii) transporting medical cannabis or medical cannabis-derived products (excluding edibles). Dispensaries are only permitted to purchase cannabis from licensed manufacturing facilities and engage in the storing, delivering, transferring and transporting of medical cannabis.

North Dakota Medical Patient Requirements
Qualifying medical conditions include, but are not limited to, cancer; HIV/AIDS; ALS; PTSD; epilepsy; MS; Crohn's disease; neuropathies; Tourette’s syndrome; Ehlers-Danlos syndrome; autism spectrum disorders; brain injuries and terminal illnesses.
For a comprehensive list of qualifying conditions, please see the ND HHS’ Medical Marijuana Program: https://www.health.nd.gov/mm.
Ohio
Ohio Licensing Scheme
As of January 1, 2024, regulatory oversight of Ohio’s cannabis program is shared between two departments. The Division of Cannabis Control (“OH DCC”), within the Ohio Department of Commerce, oversees the registration of patients and caregivers and licenses medical cultivators, processors, dispensaries and testing laboratories. The OH DCC is also responsible for licensing and regulating the adult-use cannabis. The State Medical Board of Ohio certifies physicians to recommend medical cannabis and approve qualifying conditions.
The medical market is divided into the following license types: (i) cultivator (Level I and Level II), (ii) processor, (iii) dispensary and (iv) testing. Each license is tied to a single facility.
Ohio Medical Patient Requirements
Qualifying medical conditions include, but are not limited to, ALS; epilepsy; severe chronic or intractable pain; PTSD; MS; Parkinson's disease; Crohn's disease; glaucoma; HIV/AIDS; Tourette’s syndrome; traumatic brain injuries; ulcerative colitis and terminal illnesses.
For a comprehensive list of qualifying conditions, see the OH DCC’s Medical Marijuana Control Program Patient & Caregiver Registry: https://com.ohio.gov/divisions-and-programs/cannabis-control/patients-caregivers.
Pennsylvania
Pennsylvania Licensing Scheme
In Pennsylvania, the Pennsylvania Department of Health (“PA DOH”) licenses and regulates medical cannabis. There are three license types: (i) grower/processor, (ii) dispensary and (iii) clinical registrant. PA DOH also requires each licensed dispensary to have a pharmacist or physician on-site during operating hours.
Pennsylvania Medical Patient Requirements
Qualifying medical conditions include, but are not limited to, ALS; anxiety disorder; cancer; epilepsy; glaucoma; HIV/AIDS; PTSD; MS; severe chronic or intractable pain; neurodegenerative diseases; Huntington’s disease; opioid use disorder (unresponsive to standard medical treatment) and terminal illnesses.
For a comprehensive list of qualifying conditions, see the PA DOH’s Medical Marijuana Program: https://www.pa.gov/agencies/health/programs/medical-marijuana.html.
Pennsylvania Legislative Efforts
Adult Use was not included in the just passed Pennsylvania budget for 2026. No cannabis amendments were adopted, thereby keeping the current regulatory regime and framework in place.

Utah
Utah Licensing Scheme
As of January 1, 2024, regulatory oversight of Utah's medical-only cannabis program is shared between two departments: (i) the Utah Department of Agriculture and Food (“UDAF”), which oversees the licensing of pharmacies, couriers, cultivation and processors of cannabis for medical use; and (ii) the Utah Department of Health and Human Services (“UDHHS”), which oversees regulation of recommending medical providers, pharmacists and patients. The recently established Cannabis Production Establishment Licensing Advisory Board is responsible for final approval of all medical cannabis licenses. As of the 2025 legislative session, pharmacy licenses are capped at 15 (plus one additional rural license in 2026 and one Closed-Door pharmacy). Standalone Tier 1 Processor licenses are capped at 18 (cap limit has already been reached); however, provisions have been made for cultivation licenses to acquire Tier 2 Processor licenses, which will allow for final packaging of flower. Cultivation licenses are capped at 15 (cap limit has not been reached). Licensees are allowed to hold multiple types of licenses, and licenses are non-transferable and non-assignable. Change in ownership of less than 50% are permitted without requiring a new license application.
Utah Medical Patient Requirements
Qualifying medical conditions include, but are not limited to, Alzheimer’s disease; ALS; cancer; epilepsy; chronic pain; autism spectrum disorders; Crohn's disease; ulcerative colitis; MS; HIV/AIDS; terminal illnesses with a life expectancy of less than six months and PTSD. PTSD qualifies if the patient is (i) treated and monitored by a licensed health therapist and either (ii) diagnosed by a Veterans Administration healthcare provider or diagnosed or confirmed by a licensed psychiatrist, psychologist, clinical social worker or psychiatric advanced practice registered nurse.
For a comprehensive list of qualifying conditions, see the UDHHS’ Center for Medical Cannabis: https://medicalcannabis.utah.gov/.
Canada
Our Canadian operations are conducted through Northern Green Canada ("NGC"), which operates a cultivation and manufacturing facility under federal and provincial cannabis regulations, including the Cannabis Act (Canada) and the regulations promulgated thereunder. NGC holds EU-GMP2 certification, which is critical to our European supply chain strategy.
Europe and International
Our European operations are subject to the national cannabis regulations of each jurisdiction in which we operate, as well as EU-wide pharmaceutical and GMP standards where applicable. Medical cannabis is legal in the U.K., Germany, Poland, Portugal and certain other jurisdictions in which we operate, subject to strict licensing and distribution controls.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Security
Our Normal Course Issuer Bid, which constitutes our current share repurchase program, authorizes us to repurchase up to 11,462,943 SVS during the period from April 14, 2026 to April 19, 2027. As of June 30, 2026, we had repurchased 93,363 SVS under the bid, leaving 11,369,580 SVS available for repurchase.
On April 30, 2026, the Company issued 10,419,261 SVS as part of the consideration for its acquisition of the remaining 45% noncontrolling interest previously held by the sellers of Four20 Pharma GmbH.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or incorporated by reference:

Exhibit No.	Exhibit Description	Filed Herewith / Incorporated by Reference
2.1	Plan of Arrangement	Incorporated by reference from the Company’s Form 6-K filed with the SEC on May 18, 2026 (File No. 333-249081, Exhibit 99.4, Appendix E thereto)
3.1	Notice of Articles of Curaleaf Holdings, Inc. under the Business Corporations Act (British Columbia)	Incorporated by reference from the Company’s Form 6-K filed with the SEC on August 3, 2026 (File No. 333-249081, Exhibit 99.1 thereto)
3.2	Articles of Curaleaf Holdings, Inc. under the Business Corporations Act (British Columbia)	Incorporated by reference from the Company’s Form 6-K filed with the SEC on August 3, 2026 (File No. 333-249081, Exhibit 99.2 thereto)
4.1	Trust indenture dated as of December 15, 2021, between Curaleaf Holdings, Inc. and the trustee named therein	Incorporated by reference from the Company’s Form 6-K filed with the SEC on January 13, 2022 (File No. 333-249081, Exhibit 99.3 thereto)
4.2	First Supplemental Indenture dated as of December 21, 2021, between Curaleaf Holdings, Inc., and the trustee named therein	Incorporated by reference from the Company’s Form 6-K filed with the SEC on January 13, 2022 (File No. 333-249081, Exhibit 99.8 thereto)
4.3	First Amendment dated as of February 8, 2022, to the Trust Indenture dated December 15, 2021, between Curaleaf Holdings, Inc., and the trustee named therein	Incorporated by reference from the Company’s Form 6-K filed with the SEC on August 3, 2026 (File No. 333-249081, Exhibit 99.5 thereto)
4.4	Second Supplemental Indenture dated as of December 8, 2023, between Curaleaf Holdings, Inc., and the trustee named therein	Incorporated by reference from the Company’s Form 6-K filed with the SEC on December 19, 2023 (File No. 333-249081, Exhibit 99.5 thereto)
4.5	Third Supplemental Indenture dated January 17, 2025 governing the 10.00% Senior Secured Notes due December 17, 2027 between Curaleaf Holdings, Inc., and the trustee named therein	Incorporated by reference from the Company’s Form 6-K filed with the SEC on August 3, 2026 (File No. 333-249081, Exhibit 99.6 thereto)
4.6	Fourth Supplemental Indenture, dated as of February 18, 2026, governing the 11.50% Senior Secured Notes due February 18, 2029 among Curaleaf Holdings, Inc., the trustee named therein	Incorporated by reference from the Company’s Form 6-K filed with the SEC on February 27, 2026 (File No. 333-249081, Exhibit 99.1 thereto)
4.7	Coattail Agreement dated as of October 25, 2018 among Curaleaf Holdings, Inc. and the holders of Multiple Voting Shares	Incorporated by reference from the Company’s Form 6-K filed with the SEC on August 3, 2026 (File No. 333-249081, Exhibit 99.3 thereto)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (Section 302 Certification)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (Section 302 Certification)	Filed herewith
32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURALEAF HOLDINGS, INC.

/s/ Boris Jordan
Boris Jordan
Chief Executive Officer and Chairman (Principal Executive Officer)
Date: August 5, 2026

/s/ Ed Kremer
Ed Kremer
Chief Financial Officer (Principal Financial Officer)
Date: August 5, 2026

/s/ Daniel Mickelson
Daniel Mickelson
Chief Accounting Officer
Date: August 5, 2026