Form 10-Q
period 2026-09-30
Curaleaf Holdings, Inc.
filed 2026-11-03
CIK 1756770

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant's classes of capital or common stock, as of October 27, 2026:

Subordinate Voting Shares	233,672,570
Multiple Voting Shares	31,323,568

1

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q (the "Quarterly Report") contains "forward-looking statements" within the meaning of United States (the "U.S.") securities laws, including Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based on our current beliefs, expectations or assumptions regarding the future of our business, future plans and strategies, operational results and other future conditions. In addition, we may make or approve certain statements, with the SEC, in press releases or in presentations by our representatives that are not statements of historical fact and which may also constitute forward-looking statements. All statements, other than statements of historical fact, made by us that address activities, events or developments that we expect or anticipate will or may occur in the future are forward-looking statements, including, but not limited to, statements preceded by, “followed by” or that include words such as “may”, “will”, “would”, “could”, “should”, “believes”, “estimates”, “projects”, “potential”, “expects”, “plans”, “intends”, “anticipates”, “targeted”, “continues”, “forecasts”, “designed”, “goal” or the negative of those words or other similar or comparable words and includes, among others, information regarding: expectations of the effects and potential benefits of any transactions; statements relating to our business, future activities and developments after the date of this Quarterly Report, including such things as future business strategy, competitive strengths, goals, expansion and growth; expectations that cannabis licenses applied for will be obtained; the current state of cannabis legalization, including the fact that medical-use cannabis is now legal in 48 U.S. states, the District of Columbia and certain U.S. territories, and potential future legalization of adult-use cannabis and/or federal rescheduling or descheduling of cannabis under U.S. federal law and/or foreign jurisdictions; expectations of market size and growth; the expected benefits, timing and effects of the Company’s redomicile transaction, including any changes to the Company’s regulatory, tax or governance profile as a result thereof; expectations for other economic, business, regulatory and/or competitive factors related to us or the cannabis industry; the ability of U.S. holders of our securities to sell our securities on the Toronto Stock Exchange (the “TSX”); and other events or conditions that may occur in the future. Forward-looking statements may relate to future financial conditions, results of operations, plans, objectives, performance or business developments. These statements speak only as of and at the date they are made and are based on information currently available and current expectations at that time. Holders of our securities are cautioned that forward-looking statements are not based on historical facts, but instead are based on reasonable assumptions and our estimates at the time they were provided or made and involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements, as applicable, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties relating to: the legality of cannabis in the U.S., including its classification as a controlled substance under the U.S. Federal Controlled Substances Act ("CSA"); compliance with anti-money laundering laws and regulations; the lack of access to U.S. bankruptcy protections; financing constraints, including limited access to banking and risks associated with raising additional capital; general regulatory and legal restrictions, including limitations imposed by the TSX; potential legal, regulatory or political changes; licensing and ownership limitations; regulatory actions and approvals from the U.S. Food and Drug Administration (“FDA”), including the risk of increased FDA oversight; potential heightened scrutiny by regulators; loss of foreign private issuer status; internal control deficiencies; litigation exposure; higher compliance costs as a public company in both Canada and the U.S.; recent and proposed U.S. cannabis and hemp licensing legislation; environmental risks, including compliance with environmental regulations and unforeseen environmental liabilities; expansion into foreign jurisdictions and the legality of cannabis abroad; future acquisitions or dispositions; dependence on key suppliers and service providers; enforceability of contracts; risks associated with our subordinate voting shares (“SVS”), including resale limitations, limited liquidity for U.S. investors, market price volatility as well as significant sales of SVS; reliance on senior management and other key personnel, including challenges in recruiting and retaining such personnel; competitive pressures; risks inherent in agricultural operations; adverse publicity or shifts in consumer perception; product liability and recalls; uncertainty regarding results of future clinical research; reliance on agricultural inputs; limited market data and forecasting uncertainty, including the risk that past performance or financial projections may not be reliable indicators of future results; intellectual property risks; marketing and advertising restrictions; fraudulent or illegal activity by employees, consultants or contractors; labor risks, including potential union activity; information technology failures, cyber-attacks or security breaches; reliance on management services agreements with subsidiaries and affiliates; website accessibility and digital compliance requirements; high bonding and insurance costs; risks associated with leverage and debt management; challenges related to growth and scalability; conflicts of interest; global economic pressures, including tariffs, retaliatory measures and trade disputes; currency exchange fluctuations; risks related to our business structure and securities, including our status as a holding company, lack of dividend history, indebtedness and concentrated voting control; limited shareholder rights in corporate affairs; enforcement challenges against directors and officers residing outside Canada; tax risks; risks associated with the Company’s proposed U.S. redomicile, including the risk that anticipated benefits are not realized or that the redomicile triggers adverse tax, regulatory or contractual consequences; and those risks described in this Quarterly Report and discussed further in Part I - Item 1A - Risk Factors of our Annual Report on Form 10-K that was filed with a Current Report on Form 8-K (the "Annual Report") and in Part II - Item 1A - Risk Factors of this Quarterly Report and the Quarterly Reports for the quarters ended March 31, 2026 and June 30, 2026.
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

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)
PART I
ITEM 1. FINANCIAL STATEMENTS

		As of
	Note	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	3	$92,387	$89,213
Restricted cash	3	12,546	12,360
Accounts receivable, net of allowance for credit losses of $1,280 and $2,617, respectively	7, 27	84,780	76,339
Inventories	8	239,868	225,022
Assets held for sale and discontinued operations	5, 6	3,410	3,681
Prepaid expenses and other current assets	3	25,308	37,379
Notes receivable - current	9	5,358	4,629
Total current assets		463,657	448,623
Deferred tax asset	23	465	443
Income tax receivable	23	94	2,382
Other assets - net of current	14	19,499	13,396
Notes receivable - net of current	9	836	2,980
Property, plant and equipment, net	10, 12	501,055	520,386
Right-of-use assets, finance lease, net	11	104,558	97,599
Right-of-use assets, operating lease, net	11	123,925	113,274
Intangible assets, net	13	940,759	1,011,115
Goodwill	13	638,287	635,117
Total assets		$2,793,135	$2,845,315

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

		As of
	Note	September 30, 2026	December 31, 2025
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable		$64,005	$74,725
Accrued expenses	15	97,285	110,493
Income tax payable		12,114	18,952
Lease liabilities, finance - current	11	16,235	11,684
Lease liabilities, operating - current	11	21,754	19,837
Notes payable - current	16	46,053	35,730
Deferred consideration liability - current	4, 27	7,203	2,966
Financial obligations - current	12	10,085	7,238
Liabilities associated with assets held for sale and discontinued operations	5, 6	1,845	7,073
Other current liabilities		11,236	5,616
Total current liabilities		287,815	294,314
Deferred tax liability	23	131,056	212,002
Notes payable - net of current	16	583,427	512,922
Lease liabilities, finance - net of current	11	149,646	144,446
Lease liabilities, operating - net of current	11	111,358	102,346
Uncertain tax position	23	476,092	531,508
Contingent consideration liability - net of current	4, 27	3,666	3,358
Financial obligations - net of current	12	192,765	202,901
Other non-current liabilities		10,285	1,237
Total liabilities		$1,946,110	$2,005,034

Commitments and contingencies	26

Temporary equity:
Redeemable non-controlling interest contingency	2, 18	—	83,931

Shareholders’ equity:
Common stock, no par value; unlimited shares authorized; 264,984,190 and 257,491,582 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively.		$—	$—
Additional paid-in capital	17	2,398,807	2,345,402
Accumulated other comprehensive loss		(14,123)	(1,808)
Accumulated deficit		(1,537,659)	(1,587,244)
Total shareholders’ equity		847,025	756,350
Total liabilities, temporary equity and shareholders’ equity		$2,793,135	$2,845,315

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

		Three months ended September 30,		Nine months ended September 30,
	Note	2026	2025	2026	2025
Revenues, net:
Retail and wholesale revenues		$348,778	$313,533	$1,006,412	$927,006
Management fee income		3,872	4,323	10,568	8,061
Total revenues, net	25	352,650	317,856	1,016,980	935,067
Cost of goods sold	10, 11	182,173	157,279	519,299	465,840
Gross profit		170,477	160,577	497,681	469,227
Operating expenses:
Selling, general and administrative	20, 19	131,027	118,512	385,574	340,688
Depreciation and amortization	10, 11, 12, 13	36,507	35,143	104,189	106,005
Total operating expenses		167,534	153,655	489,763	446,693
Income from continuing operations		2,943	6,922	7,918	22,534
Other income (expense):
Interest income		121	151	482	489
Interest expense related to notes payable and deferred consideration liabilities	16	(18,458)	(14,376)	(51,305)	(43,184)
Interest expense related to lease liabilities and financial obligations	11, 12	(9,934)	(10,989)	(30,329)	(33,147)
Gain (loss) on impairment	10, 11, 13	28	(848)	(13)	(3,334)
Other income (expense), net	22	2,445	(2,277)	(4,545)	2,555
Total other expense, net		(25,798)	(28,339)	(85,710)	(76,621)
Loss before (provision) benefit for income taxes		(22,855)	(21,417)	(77,792)	(54,087)
(Provision) benefit for income taxes		(14,509)	(32,833)	122,980	(98,328)
Net (loss) income from continuing operations		(37,364)	(54,250)	45,188	(152,415)
Net income (loss) from discontinued operations	6	4,643	(2,434)	4,381	(18,121)
Net (loss) income		(32,721)	(56,684)	49,569	(170,536)
Less: Net income (loss) attributable to non-controlling interest	2, 18	—	345	(16)	717
Net (loss) income attributable to Curaleaf Holdings, Inc.		$(32,721)	$(57,029)	$49,585	$(171,253)

Per share — basic:	24
Net (loss) income per share from continuing operations(1)		$(0.14)	$(0.24)	$0.17	$(0.73)
Net income (loss) per share from discontinued operations		0.02	(0.01)	0.02	(0.07)
Net (loss) income per share attributable to Curaleaf Holdings, Inc.(1)		$(0.12)	$(0.25)	$0.19	$(0.80)
Basic weighted-average common shares outstanding		264,882,536	254,941,874	262,168,678	252,936,604

Per share – diluted(1):	24
Net (loss) income per share from continuing operations(1)		$(0.14)	$(0.24)	$0.16	$(0.73)
Net income (loss) per share from discontinued operations		0.02	(0.01)	0.02	(0.07)
Net (loss) income per share attributable to Curaleaf Holdings, Inc.(1)		$(0.12)	$(0.25)	$0.18	$(0.80)
Dilutive weighted-average common shares outstanding(2)		264,882,536	254,941,874	272,094,796	252,936,604

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands, except share and per share amounts)

(1) Certain non-controlling interests are redeemable at the option of the holders. Amounts recognized as accretion of redeemable non-controlling interests are recorded directly to shareholders' equity and reduce income available to subordinate voting shareholders in the calculation of earnings per share. The redeemable non-controlling interest was settled during the second quarter of 2026. The excess redemption value included in the EPS calculation for the nine months ended September 30, 2026 relates to accretion recognized through the settlement date. See Note 2 — Basis of presentation and consolidation and Note 24 — Earnings per share for additional information.

(2) As a result of the Company’s net loss for the three months ended September 30, 2026 and the three and nine months ended September 30, 2025, all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share are the same for each period presented.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net (loss) income from continuing operations	$(37,364)	$(54,250)	$45,188	$(152,415)
Foreign currency translation (loss) gain	(1,513)	(1,771)	(12,299)	26,227
Net comprehensive (loss) income from continuing operations	(38,877)	(56,021)	32,889	(126,188)
Net comprehensive income (loss) from discontinued operations	4,643	(2,434)	4,381	(18,121)
Net comprehensive (loss) income	(34,234)	(58,455)	37,270	(144,309)
Less: Net comprehensive income attributable to non-controlling interest	—	365	—	9,074
Net comprehensive (loss) income attributable to Curaleaf Holdings, Inc.	$(34,234)	$(58,820)	$37,270	$(153,383)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Statements of Temporary Equity and Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)

	Redeemable Non-controlling Interest Contingency	Common Shares				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
		Number of Shares(2)	Amounts	Number of Shares(2)	Amounts
		SVS*	SVS*	MVS***	MVS***

Balances as of December 31, 2024	$132,179	218,696,071	$—	31,323,568	$—	$2,237,468	$(20,080)	$(1,356,174)	$861,214
Extinguishment of convertible notes by issuance of SVS*	—	1,427,532	—	—	—	16,500	—	—	16,500
Foreign currency translation gain	2,756	—	—	—	—	—	6,063	—	6,063
Exercise of stock options	—	33,333	—	—	—	10	—	—	10
Issuance of SVS* for settlement of RSUs**	—	556,208	—	—	—	—	—	—	—
Issuance of SVS* for settlement of PSUs**	—	119,983	—	—	—	—	—	—	—
Excess redemption value above carrying value	13,327		—	—	—	(13,327)	—	—	(13,327)
Share-based compensation	—	—	—	—	—	4,624	—	—	4,624
Net income (loss)	817	—	—	—	—	—	—	(61,063)	(61,063)
Balances as of March 31, 2025	$149,079	220,833,127	$—	31,323,568	$—	$2,245,275	$(14,017)	$(1,417,237)	$814,021
Issuance of SVS* to settle non-controlling interest	(102,114)	2,270,284	—	—	—	102,114	—	—	102,114
Acquisition related contingent equity consideration	—	207,055	—	—	—	497	—	—	497
Acquisition related deferred equity consideration	—	32,017	—	—	—	77	—	—	77
Issuance of SVS* for settlement of liability(1)	—	32,017	—	—	—	77	—	—	77
Foreign currency translation gain	5,581	—	—	—	—	—	13,598	—	13,598
Issuance of SVS* for settlement of RSUs**	—	108,860	—	—	—	—	—	—	—
Excess redemption value above carrying value	11,861	—	—	—	—	(11,861)	—	—	(11,861)
Share-based compensation	—	—	—	—	—	5,933	—	—	5,933
Net loss	(445)	—	—	—	—	—	—	(53,161)	(53,161)
Balances as of June 30, 2025	$63,962	223,483,360	$—	31,323,568	$—	$2,342,112	$(419)	$(1,470,398)	$871,295
Exercise of stock options	—	583,334	—	—	—	203	—	—	203
Foreign currency translation gain	20	—	—	—	—	—	(1,791)	—	(1,791)
Issuance of SVS* for settlement of RSUs**	—	85,368	—	—	—	—	—	—	—
Excess redemption value above carrying value	7,079	—	—	—	—	(7,079)	—	—	(7,079)
Share-based compensation	—	—	—	—	—	9,225	—	—	9,225
Net income (loss)	345	—	—	—	—	—	—	(57,029)	(57,029)
Balances as of September 30, 2025	$71,406	224,152,062	$—	31,323,568	$—	$2,344,461	$(2,210)	$(1,527,427)	$814,824

(1) The Company issued shares to settle a liability stemming from then-outstanding supply obligations.
(2) Share and per share amounts have been adjusted to reflect the 1-for-3 Reverse Split on June 5, 2026. See Note 2 — Basis of presentation and consolidation for details regarding the reverse stock split.

* as defined in Note 1 — Operations of the Company.
** as defined in Note 3 — Significant accounting policies.
*** as defined in Note 17 — Shareholders’ equity.

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Statements of Temporary Equity and Shareholders’ Equity (Unaudited)
(in thousands, except share amounts)

	Redeemable Non-controlling Interest Contingency	Common Shares				Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
		Number of Shares(2)	Amounts	Number of Shares(2)	Amounts
		SVS*	SVS*	MVS***	MVS***

Balances as of December 31, 2025	$83,931	226,168,014	$—	31,323,568	$—	$2,345,402	$(1,808)	$(1,587,244)	$756,350
Foreign currency translation loss	3,701	—	—	—	—	—	(8,354)	—	(8,354)
Exercise of stock options	—	996,576	—	—	—	478	—	—	478
Issuance of SVS* upon vesting of RSUs**	—	1,995,496	—	—	—	—	—	—	—
Issuance of SVS* upon vesting of PSUs**	—	928,214	—	—	—	—	—	—	—
SVS* withheld and issued related to statutory tax withholding obligations(3)	—	(920,404)	—	—	—	(6,444)	—	—	(6,444)
Excess redemption value above carrying value	381	—	—	—	—	(381)	—	—	(381)
Share-based compensation	—	—	—	—	—	9,664	—	—	9,664
Net (loss) income	(16)	—	—	—	—	—	—	69,799	69,799
Balances as of March 31, 2026	$87,997	229,167,896	$—	31,323,568	$—	$2,348,719	$(10,162)	$(1,517,445)	$821,112
Foreign currency translation loss	(3,685)	—	—	—	—	2,541	(2,448)	—	93
Acquisition of non-controlling interest	(65,421)	—	—	—	—	65,421	—	—	65,421
Exercise of stock options	—	301,748	—	—	—	805	—	—	805
Issuance of SVS* to settle non-controlling interest	—	3,473,087	—	—	—	36,676	—	—	36,676
Repurchase of SVS* for retirement	—	(93,363)	—	—	—	(1,000)	—	—	(1,000)
Issuance of SVS* upon vesting of RSUs**	—	563,276	—	—	—	—	—	—	—
SVS* withheld and issued related to statutory tax withholding obligations(3)	—	1,289	—	—	—	(15)	—	—	(15)
Excess redemption value above carrying value	(18,891)	—	—	—	—	(78,609)	—	—	(78,609)
Share-based compensation	—	—	—	—	—	10,470	—	—	10,470
Net income	—	—	—	—	—	—	—	12,507	12,507
Balances as of June 30, 2026	$—	233,413,933	$—	31,323,568	$—	$2,385,008	$(12,610)	$(1,504,938)	$867,460
Foreign currency translation loss	—	—	—	—	—	—	(1,513)	—	(1,513)
Exercise of stock options	—	274,022	—	—	—	749	—	—	749
Repurchase of SVS for retirement(1)	—	(105,440)	—	—	—	(995)	—	—	(995)
Issuance of SVS* upon vesting of RSUs**	—	78,107	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	14,045	—	—	14,045
Net loss	—	—	—	—	—	—	—	(32,721)	(32,721)
Balances as of September 30, 2026	$—	233,660,622	$—	31,323,568	$—	$2,398,807	$(14,123)	$(1,537,659)	$847,025

(1) In connection with the Company’s repurchases of SVS* under its normal course issuer bid (the "NCIB" or the "Bid") during the nine months ended September 30, 2026. See Note 17 — Shareholders’ equity for further details.

(2) Share and per share amounts have been adjusted to reflect the 1-for-3 Reverse Split on June 5, 2026. See Note 2 — Basis of presentation and consolidation for details regarding the reverse stock split.

(3) Represents share withholding and issuance activity related to statutory tax obligations upon vesting of PSUs and RSUs during the six months ended June 30, 2026.
* as defined in Note 1 — Operations of the Company.
** as defined in Note 3 — Significant accounting policies.
*** as defined in Note 17 — Shareholders’ equity.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

		Nine months ended September 30,
	Note	2026	2025

Cash flows from operating activities:
Net income (loss) from continuing operations		$45,188	$(152,415)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	10, 11, 12, 13	148,006	146,985
Share-based compensation	19	34,179	23,395
Non-cash interest expense		8,497	7,034
Amortization of operating lease right-of-use assets	11	15,129	14,391
Loss on impairment	10, 11, 12	13	3,334
Loss (gain) on debt extinguishment and third party debt issuance costs	16, 22	4,266	(1,685)
Deferred taxes		(81,950)	(17,258)
Other adjustments, net		(752)	3,602
Foreign exchange loss (gain)	22	4,353	(3,764)
Changes in operating assets and liabilities:
Accounts receivable, net	7, 27	(10,008)	(2,953)
Inventories	8	(10,789)	(4,866)
Prepaid expenses and other current assets	3	13,599	1,942
Income tax receivable	23	2,288	4,305
Net assets held for sale and discontinued operations	5, 6	375	—
Other assets - net of current	14	719	1,094
Accounts payable		(10,116)	(25,963)
Accrued expenses and other liabilities	15	(13,503)	11,212
Income tax payable		(62,676)	114,253
Lease liabilities, operating	11	(14,516)	(13,210)
Net cash provided by operating activities from continuing operations		72,302	109,433
Net cash used in operating activities from discontinued operations		(959)	(14,752)
Net cash provided by operating activities		71,343	94,681

Cash flows from investing activities:
Purchases of property, plant and equipment	10, 12	(49,982)	(46,909)
Disposals of property, plant and equipment	10, 12	—	696
Acquisition-related cash payments, net of cash acquired	4	(480)	(542)
Purchases of intangibles	13	(3,482)	(420)
Purchase of investments	14	—	(287)
Issuance of notes receivable	9	(1,217)	(3,371)
Payments received on notes receivables	9	2,600	584
Dividend received on investments		20	165
Net cash used in investing activities from continuing operations		(52,541)	(50,084)
Net cash used in investing activities from discontinued operations		—	(951)
Net cash used in investing activities		(52,541)	(51,035)

Cash flows from financing activities:
Proceeds from notes payable(1)	16	481,302	39,529
Principal payments on notes payable	16	(404,848)	(58,900)
Acquisition of non-controlling interest	18	(50,875)	—
Payments of debt issuance costs	16	(7,620)	(950)
Principal payments on finance lease liabilities	11	(9,595)	(7,557)
Principal payments on financial obligations	12	(7,289)	(4,252)
Exercise of stock options	19	2,032	213
Remittances of statutory withholdings on share-based payment awards(2)	17	(6,459)	—

Table of Contents CURALEAF HOLDINGS, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

Payments to repurchase SVS	17	(2,000)	—
Payments of deferred consideration	4	(9,625)	(9,398)
Payments of contingent consideration		—	(3,236)
Net cash used in financing activities from continuing operations		(14,977)	(44,551)
Net cash used in financing activities from discontinued operations		—	—
Net cash used in financing activities		(14,977)	(44,551)

Net increase (decrease) in cash and cash equivalents (including restricted cash)		3,825	(905)
Cash and cash equivalents (including restricted cash), beginning of period		101,573	107,225
Effect of exchange rate changes on cash and cash equivalents (including restricted cash)		(465)	1,168
Cash and cash equivalents (including restricted cash), end of period		$104,933	$107,488

Non-cash investing & financing activities:
Purchases of property, plant and equipment within accounts payable and accrued expenses	10	$2,676	$1,936
Exchanged portion of Senior Secured Notes - 2026* for Senior Secured Notes - 2029*(1)	16	142,202	—
Seller note issued in connection with business acquisition	4	6,450	—
Consideration payable for business acquisition	4	5,907	—
Non-cash proceeds from Note Exchange*	16	—	7,000
Extinguishment of convertible notes by issuance of SVS*	16	—	16,500
Issuance of SVS* in connection with acquisitions	4	—	574
Deferred consideration incurred in connection with acquisitions	4, 27	—	985
Issuance of SVS* for settlement of liability		—	77
Non-cash activity related to failed sale leaseback arrangements	12	—	7,087
Issuance of SVS* to purchase non-controlling interest	18	36,676	5,418
Non-cash reduction to deferred sale proceeds	5	—	120
Non-cash activity related to obtaining finance right-of-use assets	11	11,713	2,708
Non-cash activity related to obtaining operating right-of-use assets	11	25,793	10,040
Other non-cash activity related to finance right-of-use assets	11	7,636	1,118
Other non-cash activity related to operating right-of-use assets	11	(2,909)	680
Excess redemption value attributable to non-controlling interest	18	(18,891)	32,267

Supplemental disclosure of cash flow information:
Cash paid for taxes		$13,862	$27,427
Cash paid for interest		72,654	68,873
*as defined herein
(1) The remaining outstanding balance of the Senior Secured Notes – 2026* of $142.2 million was exchanged on a non-cash basis for Senior Secured Notes – 2029*.
(2) In connection with the Company’s net share settlement (withhold-to-cover) of PSUs* and RSUs* that vested during the six months ended June 30, 2026. See Note 17 — Shareholders’ equity for further details.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)

Explanatory Note
Unless otherwise noted or the context otherwise requires, all information provided in the Condensed Consolidated Financial Statements (Unaudited) as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 and the accompanying notes (together, the “Consolidated Financial Statements (Unaudited)”) is given as of September 30, 2026, and references to the “Company” or “Curaleaf” refer to Curaleaf Holdings, Inc. (the “Company”), its wholly-owned subsidiaries, majority-owned subsidiaries and legal entities in which it holds a controlling financial interest.
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
The Company's global brand portfolio consists of Select, Grassroots, Find, Dark Heart, Reef, Anthem, Curaleaf, JAMS, Four20 Pharma, and Huala.
Domestic Operations:
In the United States (“U.S.”), the Company serves the medical and adult-use cannabis markets through retail and wholesale channels. As of September 30, 2026, the Company's U.S. operations, conducted by the Company and/or its affiliates, spanned 15 states and included 188 dispensaries, 17 cultivation sites and 16 manufacturing facilities.
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
The Company’s subordinate voting shares (“SVS”) are listed on the TSX under the symbol “CURA” and quoted on the OTCQX® Best Market ("OTCQX") under the symbol “CURLF”.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The Company consolidates legal entities in which it holds a controlling financial interest. Pursuant to ASC 810, Consolidation ("ASC 810") the Company is deemed to have a controlling financial interest, when (i) it has the power to direct the activities of a variable interest entity ("VIE") that most significantly impact the VIE's economic performance and (ii) the obligation to absorb losses of, or the right to receive benefits from, the VIE that could be potentially significant to the VIE. See Note 2 — Basis of presentation and consolidation and Note 28 — Variable interest entities for additional information about the entities consolidated by the Company under the VIE consolidation model.
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
Restricted cash
As of September 30, 2026 and December 31, 2025, restricted cash totaled $12.5 million and $12.4 million, respectively, consisting of $12.0 million of cash pledged as collateral for the Company's ABL Facility (as defined in Note 16 — Notes payable and debt), related interest earned thereon, and amounts held to fund repurchases under the Company's NCIB (as defined in Note 17 — Shareholders’ equity).
The reconciliation of cash and cash equivalents and restricted cash reported within the applicable balance sheet that sum to the total of the same such amounts shown in the statements of cash flows is as follows:

	As of
	September 30, 2026	September 30, 2025
Cash and cash equivalents	$92,387	$92,800
Restricted cash	12,546	14,688
Total cash and cash equivalents and restricted cash	$104,933	$107,488
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
Prepaid expenses also include capitalized implementation costs associated with software-as-a-service ("SaaS") and other hosting arrangements. SaaS and other hosting arrangements are evaluated under ASC 350-40, Internal Use Software ("ASC 350-40") and accounted for as service contracts when the Company lacks the contractual right to take possession of

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
the software or the ability to run it independently. Implementation costs associated with these SaaS and hosting arrangements, specifically configuration and customization activities, are capitalized once the project is probable of being completed; all other costs are expensed as incurred. Prior to the related software being placed into service, capitalized implementation costs are recorded within Prepaid expenses and other assets - non-current. Upon go-live, the costs are reclassified to prepaid expenses and are amortized on a straight-line basis over the term of the arrangement, including renewal periods that are reasonably certain to be exercised. Amortization expense is recognized within Selling, general and administrative on the Condensed Consolidated Statements of Operations (Unaudited), consistent with the presentation of the associated SaaS and hosting subscription fees.
Other current assets, which represent assets expected to be realized within 12 months of the balance sheet date, consist primarily of non-income tax receivables, prepaid marketing materials and deferred financing fees related to the Company's lines of credit.
As of September 30, 2026 and December 31, 2025, the Company had $21.7 million and $31.5 million, respectively, of prepaid expenses – current and $3.6 million and $5.9 million, respectively, of other assets – current.
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
See Note 9 — Notes receivable for further detail.
Allowance for credit losses on financing receivables
Pursuant to ASC 310, Receivables, the Company recognizes financing receivables, such as accounts receivable and notes receivable, net of an allowance for credit losses on the Condensed Consolidated Balance Sheets (Unaudited), in order to present the financing receivables at the expected realizable value. The Company determines its allowance for expected credit losses in accordance with ASC 326, Financial Instruments — Credit Losses. Accordingly, the Company's allowances for expected credit losses reflect the potential uncollectability of its financing receivables, based on historical credit loss information as adjusted for current conditions, reasonable and supportable forecasts and the risk characteristics of specific receivables. If current or expected future economic trends, events or changes in circumstances indicate that specific accounts receivable may not be collectible, further consideration is given to the collectability of those balances, and the allowance for expected credit losses is adjusted accordingly. Changes in circumstances that could result in the establishment of an allowance for expected credit losses include, but are not limited to, (i) a borrower experiencing significant financial difficulty; (ii) a significant delinquency in contractual payments; (iii) a determination that realization of the underlying collateral is probable or (iv) an assessment that repayment will be sourced primarily from the sale of the underlying collateral.
Financing receivables are written off after exhaustive collection efforts occur, and the receivables are deemed uncollectible. The credit loss expense associated with the allowance for expected credit losses is recognized within Selling, general and administrative on the Condensed Consolidated Statements of Operations (Unaudited).
For further detail on the Company's allowance for credit losses related to its accounts receivable as of September 30, 2026 and December 31, 2025, see Note 7 — Accounts receivable, net. The Company did not recognize an allowance for credit losses on its notes receivable as of September 30, 2026 and December 31, 2025.
Inventories
Inventories, including packaging and supplies, are stated at the lower of cost or net realizable value ("NRV") within Inventories on the Condensed Consolidated Balance Sheets (Unaudited). NRV is the estimated selling price in the ordinary course of business less estimated costs to sell.
The Company utilizes a standard costing methodology to value its inventories. Standard costs, which are inclusive of, but not limited to, materials, labor and depreciation expense, are reviewed periodically and adjusted to approximate weighted

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
average cost. Inventoried costs are recognized within Cost of goods sold on the Condensed Consolidated Statements of Operations (Unaudited) upon sale of the associated product. General and administrative costs are not included in inventory balances.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Financial sale-leaseback obligations
The Company periodically enters into arrangements where the Company sells an asset and simultaneously leases back all, or a portion of, the same asset for all, or part of, the asset's remaining useful life. Each such transaction is evaluated under ASC 606, Revenue from Contracts with Customers, to determine if the transfer of the asset qualifies as a sale. When a sale and leaseback transaction does not qualify for sale accounting, the transaction is accounted for as a financing arrangement, and the Company:
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Impairment of goodwill
The Company tests goodwill for impairment annually, as of October 1, and more frequently if events or changes in circumstances indicate that an impairment loss may have been incurred. No impairment losses have been incurred during the nine months ended September 30, 2026 or 2025. The Company conducts its impairment testing process as follows:
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Income taxes
The Company’s benefit (provision) for income taxes on the Condensed Consolidated Statements of Operations (Unaudited) comprises current and deferred income taxes, except for amounts allocated to other comprehensive income or Shareholders’ equity under intraperiod tax allocation guidance and deferred taxes recognized in business combinations.
Current income taxes are recognized for the estimated taxes payable or refundable for the current fiscal period and are based on the taxable income (loss) for the current fiscal period (including adjustments for unrecognized tax benefits and amounts related to prior periods). Current taxes are measured using tax rates and laws enacted as of the reporting date within which the taxable income (loss) arose.
Deferred income taxes are recognized for the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their respective tax basis. Deferred taxes are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax laws or rates on deferred tax assets and liabilities is recognized in benefit (provision) for income taxes on the Condensed Consolidated Statements of Operations (Unaudited) in the period that includes the enactment date.
The Company has elected to account for taxes on net Controlled Foreign Corporation ("CFC") tested income (formerly global intangible low-taxed income) as a period cost when incurred. The Company accounts for top-up taxes under the Organization for Economic Co-operation and Development’s Global Anti-Base Erosion Model Rules (“Pillar Two”) as period costs; accordingly, no deferred taxes are recognized or remeasured as a result of Pillar Two.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Uncertain tax positions
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates and, in the normal course of business, is subject to examination and audit by federal, state and foreign jurisdictions. The Company records liabilities for uncertain tax positions under ASC 740, Income Taxes ("ASC 740") recognizing a tax benefit only when a position is more likely than not to be sustained upon examination. Tax positions that meet the recognition threshold are measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. A liability is recorded for any benefit claimed in excess of the amount recognized and measured under this standard. The Company recognizes interest and penalties related to uncertain tax positions within Benefit (provision) for income taxes on the Condensed Consolidated Statements of Operations (Unaudited).
Section 280E of the U.S. Internal Revenue Code has historically been applied by the Internal Revenue Service (“IRS”) to businesses trafficking in Schedule I or II controlled substances, including the Company’s U.S. plant-touching cannabis operations. The Company has adopted a tax position, supported by legal interpretations, asserting that the restrictions of Section 280E do not apply to its cannabis operations (the “Section 280E Position”). Following the U.S. Department of Justice’s order reclassifying certain state-licensed medical marijuana products from Schedule I to Schedule III under the Controlled Substances Act, issued April 23, 2026 and effective April 28, 2026 (the “Rescheduling Order”), the Company concluded that deductions and credits attributable to its qualifying state-licensed medical cannabis activities occurring on or after April 28, 2026 meet the more-likely-than-not recognition threshold under ASC 740. The Company continues to record liabilities for unrecognized tax benefits related to the Section 280E Position for adult-use cannabis activities, qualifying medical cannabis activities occurring before April 28, 2026, and prior taxable years.
While the Company believes the Section 280E Position is supported by legal interpretations, the cannabis industry operates in a complex and evolving regulatory environment. The Company records liabilities for unrecognized tax benefits related to the Section 280E Position to the extent the related benefits do not meet the recognition and measurement criteria of ASC 740. These liabilities are presented within Uncertain tax positions on the Condensed Consolidated Balance Sheets (Unaudited).
Change in tax laws
On July 4, 2025, the U.S. enacted H.R. 1, the One Big Beautiful Bill Act (the “OBBBA”), which introduced various corporate income tax provisions effective in 2025 and 2026. The OBBBA provisions effective in 2025 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. The Company has reflected the OBBBA provisions effective in 2026 in its income tax provision for the three and nine months ended September 30, 2026, and such provisions did not have a material impact on the Company’s condensed consolidated financial statements.
See Note 23 — Income taxes for further detail.
Revenues

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Customer loyalty program
For most of its locations, the Company offers a loyalty reward program where retail customers can earn points on purchases for redemption on future purchases. Loyalty reward points are considered a material right and a separate performance obligation, and a portion of the initial transaction price is allocated to the loyalty points earned on the transaction and deferred. The deferred revenue is recognized within Accrued expenses on the Condensed Consolidated Balance Sheets (Unaudited), until the earned loyalty reward points are redeemed, expired or forfeited. As of September 30, 2026 and December 31, 2025, the Company's accrued loyalty payable totaled $6.0 million and $5.0 million, respectively.
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

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Business combinations and asset acquisitions

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The Company accounts for business combinations using the acquisition method in accordance with ASC 805, Business Combinations ("ASC 805"), which requires recognition of assets acquired and liabilities assumed, including contingent assets and liabilities, at their respective fair values on the date of acquisition or assumption of control.
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
Level 2 — Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; and

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The carrying values of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accounts payable and accrued expenses approximate their fair values due to the relatively short-term to maturity. The Company’s notes payable and deferred consideration liabilities are carried at amortized cost, and redeemable NCI is recognized at the greater of carrying value or estimated redemption value at the end of each reporting period.
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
New, amended and future accounting pronouncements

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Recently adopted accounting standards
Effective January 1, 2026, the Company adopted prospectively ASU 2025-05, Financial Instruments—Credit Losses: Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 was issued to simplify and improve the measurement of credit losses for accounts receivable and contract assets. The amendments in ASU 2025-05 respond to stakeholder concerns regarding the cost and complexity of applying the current expected credit loss model, particularly for assets collected shortly after the balance sheet date. ASU 2025-05 introduces an optional practical expedient allowing all entities to assume that current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. Upon adoption, ASU 2025-05 did not materially impact the Company’s consolidated financial position, results of operations or cash flows, as the Company’s trade accounts receivable are typically settled shortly after billing with historically low write-offs and minimal sensitivity to macroeconomic fluctuations.
Effective January 1, 2026, the Company adopted prospectively ASU 2025-03, Business Combinations and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). Under ASU 2025-03, a reporting entity involved in a business combination effected primarily by the exchange of equity interests must consider the factors in ASC 805-10-55-12 through 55-15 to determine which entity is the accounting acquirer regardless of whether the legal acquiree is a VIE. More specifically, when considering those factors, the reporting entity can determine that a transaction in which the legal acquiree is a VIE represents a reverse acquisition (in which the legal acquirer is identified as the acquiree for accounting purposes). As a result, comparability is increased with business combinations in which the legal acquiree is a voting interest equity. Upon adoption, ASU 2025-03 did not materially impact the Company’s consolidated financial position, results of operations or cash flows.
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

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Note 4 — Acquisitions
2026 Acquisitions
Cannabis Haven
On July 16, 2026, the Company, through its subsidiary Curaleaf Maine Adult Use, Inc., obtained control of the Cannabis Haven retail operations through management agreements entered into concurrently with a stock purchase agreement to acquire 100% of the equity interests of Haven Corporation and a membership interest purchase agreement to acquire 100% of the equity interests of 20 Union Street Auburn Maine CH LLC (together "Cannabis Haven"). The acquired assets are intended to support the continued expansion of the Company's domestic footprint. Each acquired set met the definition of a business and the transactions were accounted for as business combinations with an acquisition date of July 16, 2026. Legal closing occurred on September 18, 2026, following regulatory approval from the State of Maine, at which time both entities became wholly owned subsidiaries of the Company. The two acquisitions are presented together as Cannabis Haven. Total consideration was approximately $13.4 million, consisting of cash and seller promissory notes.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The following table presents the preliminary fair value of the assets acquired and liabilities assumed in the acquisition of Cannabis Haven as of the acquisition date and an allocation of the consideration to net assets acquired:

Cannabis Haven
Cash	$515
Inventories	2,250
Licenses	6,856
Trade name	1,360
Goodwill	5,743
Liabilities assumed	(3,367)
Net assets acquired	$13,357

Consideration paid in cash, net of working capital adjustments (1)	$6,907
Seller promissory note (2)	6,450
Total consideration	$13,357

Cash outflow, net of cash acquired	$6,392

(1) Includes base cash payment of $6.5 million, adjusted for working capital, cash and cash equivalents held at the acquisition date, interest on the seller promissory note for the interim period, and other closing adjustments. $5.9 million was paid on October 1, 2026 and is included in accrued expenses and other current liabilities at September 30, 2026.

(2) The seller promissory note has a face value of $6.5 million, bears interest at 8% per annum and is payable quarterly over 2 years. Fair value was determined using a 9% market interest rate.
Intangible assets consist of cannabis licenses and trade names with fair values of $6.9 million and $1.4 million, respectively, and weighted-average useful lives of 13.4 years and 3.0 years, respectively. The purchase price allocation is preliminary and subject to measurement period adjustments, which end no later than one year from the acquisition date.

During the three and nine months ended September 30, 2026, the Company incurred acquisition-related costs of approximately $0.1 million, which are included in selling, general and administrative expense.
Revenue and net income from the acquisition included in the Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2026 was $4.4 million and less than $0.1 million, respectively.
2025 Acquisitions
The Company did not consummate any individually material acquisitions during the three and nine months ended September 30, 2025.
Contingent consideration
Contingent consideration recorded relates to the Company's business combinations and asset acquisitions. As discussed in Note 3 — Significant accounting policies, contingent consideration payable is subject to significant judgment and

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
estimates, such as projected future revenue. See Note 27 — Fair value measurements for further discussion surrounding the inputs utilized in the fair value of contingent consideration.
The changes in the Company's contingent consideration liability as of September 30, 2026 and December 31, 2025 were as follows:

	EMMAC(1)	NGC(2)	Total
Total contingent consideration liability, December 31, 2024	$2,837	$3,310	$6,147
Cash payments of contingent consideration	—	(3,236)	(3,236)
Issuance of SVS as settlement of contingent consideration	—	(497)	(497)
Revaluation of contingent consideration	306	335	641
Effect of exchange rate differences	215	—	215
Gain (loss) on contingent consideration not paid	—	88	88
Total contingent consideration liability, December 31, 2025	3,358	—	3,358
Revaluation of contingent consideration	351	—	351
Effect of exchange rate differences	(43)	—	(43)
Total contingent consideration liability, September 30, 2026	3,666	—	3,666
Contingent consideration liability - net of current	$3,666	$—	$3,666

(1) Contingent on the ability of Curaleaf International Holdings Limited ("Curaleaf International") to obtain a recreational cannabis license in Europe, payable in both cash and SVS upon achievement.
(2) Contingent obligation was tied to Northern Green Canada ("NGC") achieving certain margin targets during the fiscal year ending December 31, 2024.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Deferred consideration
The changes in the Company's deferred consideration liability as of September 30, 2026 and December 31, 2025 were as follows:

	Tryke(1)	NRPC(2)	Curaleaf Poland(3)	Four20 Pharma (5)	Other(4)	Total
Total deferred consideration liability, December 31, 2024	$32,564	$2,000	$504	$—	$—	$35,068
Deferred consideration recognized on acquisition	—	—	—	—	920	920
Accretion of interest on deferred consideration	2,436	—	—	—	—	2,436
Effect of exchange rate differences	—	—	17	—	46	63
Change in fair value on deferred consideration paid	—	—	(46)	—	—	(46)
Issuance of SVS as settlements of deferred consideration	—	—	(77)	—	—	(77)
Cash payments of deferred consideration	(35,000)	—	(398)	—	—	(35,398)
Total deferred consideration liability, December 31, 2025	—	2,000	—	—	966	2,966
Deferred consideration recognized on acquisition	—	—	—	14,197	—	14,197
Accretion of interest on deferred consideration	—	—	—	316	184	500
Effect of exchange rate differences	—	—	—	(230)	1	(229)
Change in fair value on deferred consideration paid	—	—	—	—	(785)	(785)
Post-closing purchase price adjustment	—	(182)	—	—	—	(182)
Cash payments of deferred consideration	—	(1,693)	—	(7,205)	(366)	(9,264)
Total deferred consideration liability, September 30, 2026	—	125	—	7,078	—	7,203
Less: Deferred consideration liability - current	—	(125)	—	(7,078)	—	(7,203)
Deferred consideration liability as of September 30, 2026	$—	$—	$—	$—	$—	$—

(1) Related to the second and third anniversary payment due from the Company to the sellers of Tryke that was settled-in-full by October 2025.
(2) Represents amounts withheld in connection with the acquisition of Natural Remedy Patient Center LLC ("NRPC") as security for indemnification obligations. In January 2026, upon receipt of a final, non-appealable order, the $2.0 million holdback became payable. The Company retained $1.2 million for potential tax exposure, (of which $1.1 million was released in August 2026, and the remaining $0.1 million is scheduled to be released in August 2027, subject to IRS claims) and deducted legal fees incurred during the litigation as permitted under the purchase agreement. The remaining amount, net of the tax holdback and legal fees, was paid in February 2026.

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
(5) Represents cash consideration of $14.2 million withheld in connection with the acquisition of the remainder of Four20 Pharma GmbH ("Four20 Pharma"). $7.2 million was paid in August 2026, with the remaining $7.2 million scheduled to be paid out in November 2026. Refer to Note 18 — Temporary equity and redeemable non-controlling interests for further details.

Note 5 — Assets and liabilities held for sale and discontinued operations
There were no gains or losses recognized by the Company upon consummation of the disposition of its net assets held for sale during the three months ended September 30, 2026. The gains (losses) recognized by the Company upon consummation of the disposition of its net assets held for sale during the nine months ended September 30, 2026 were as follows:

Discontinued Operations
Hemp Business	$151
Total gains (losses) recognized by the Company upon consummation of the disposition of its net assets held for sale during the period three and nine months ended September 30, 2025 were as follows:

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)

	Held for Sale Entities
	Three months ended September 30, 2025	Nine months ended September 30, 2025
Illinois Assets	$(508)	$(508)
Rokshaw Limited ("Rokshaw")’s noncannabis operation (1)	—	1,029
The changes in assets and liabilities held for sale as of September 30, 2026 and December 31, 2025 were as follows:

Assets held for sale	Discontinued Operations	Held for Sale Entities	Total
Balance at December 31, 2024	$15,653	$—	$15,653
Transferred (out) in, net	(12,355)	383	(11,972)
Balance at December 31, 2025	3,298	383	3,681
Transferred (out) in, net	112	(383)	(271)
Balance at September 30, 2026	$3,410	$—	$3,410

Liabilities associated with assets held for sale	Discontinued Operations	Held for Sale Entities	Total
Balance at December 31, 2024	$8,471	$434	$8,905
Transferred out, net	(1,398)	(434)	(1,832)
Balance at December 31, 2025	7,073	—	7,073
Transferred out, net	(5,228)	—	(5,228)
Balance at September 30, 2026	$1,845	$—	$1,845
Note 6 — Discontinued operations
On December 30, 2025, the Company approved plans to discontinue operations in two markets, Hemp-derived THC and Missouri, both of which represented strategic shifts having a major effect on the Company’s operations and financial results. Accordingly, the financial results for both operating units were reclassified as discontinued operations as of September 30, 2026 and December 31, 2025, and for the three and nine months ended September 30, 2026 and 2025.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The following table summarizes the major classes of assets and liabilities of the Company's discontinued operations as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Assets
Prepaid expenses and other current assets	$—	$278
Total current assets	—	278
Deferred tax asset(1)	2,802	3,020
Total non-current assets	2,802	3,020
Total assets	$2,802	$3,298

Liabilities
Accrued expenses(2)	$1,845	$7,060
Lease liabilities, operating - current	—	13
Total current liabilities	$1,845	$7,073
Total liabilities	$1,845	$7,073

(1) Deferred tax asset is primarily a result of the formal dissolution of certain legal entities classified as discontinued operations.
(2) Consists primarily of accrued litigation contingencies. See Note 26 — Commitments and contingencies for additional information.
The following table presents the Company's condensed consolidated results for its discontinued operations for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total revenues, net	$(1)	$2,388	$1,403	$9,704
Cost of goods sold	69	3,224	1,085	11,463
Gross (loss) profit	(70)	(836)	318	(1,759)
Total operating (income) expense	414	2,188	864	6,655
Loss from operations	(484)	(3,024)	(546)	(8,414)
Total other income, net	5,000	5	4,827	1,038
Income (loss) before provision for income taxes	4,516	(3,019)	4,281	(7,376)
(Provision) benefit for income taxes(1)	127	585	100	(10,745)
Net income (loss) from discontinued operations	$4,643	$(2,434)	$4,381	$(18,121)

(1) Provision for income taxes is primarily a result of the formal dissolution of certain legal entities classified as discontinued operations.
Note 7 — Accounts receivable, net
Accounts receivable, net consist of the following as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Trade accounts receivable	$77,264	$73,864
Other receivables	8,796	5,092
Accounts receivable, gross	86,060	78,956
Less: Allowance for credit losses	(1,280)	(2,617)
Accounts receivable, net	$84,780	$76,339

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The changes in the Company's allowance for credit losses on its trade accounts receivable as of September 30, 2026 and December 31, 2025 were as follows:

Allowance for credit losses as of December 31, 2024	$(2,722)
Provision	(977)
Charge-offs and recoveries	1,135
Effect of exchange rate differences	(53)
Allowance for credit losses as of December 31, 2025	(2,617)
Provision	(800)
Charge-offs and recoveries	2,120
Effect of exchange rate differences	17
Allowance for credit losses as of September 30, 2026	$(1,280)
Additional information about the Company's exposure to credit and market risks and impairment losses for its accounts receivable is included in Note 27 — Fair value measurements.
Note 8 — Inventories
Inventories consist of the following as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Raw materials:
Cannabis	$54,110	$38,885
Non-Cannabis	21,447	20,029
Total raw materials	75,557	58,914

Work-in-process	55,720	67,996
Finished goods	108,591	98,112
Inventories	$239,868	$225,022
As of September 30, 2026 and December 31, 2025, the Company's inventory reserve, which is recognized within Inventories on the Condensed Consolidated Balance Sheets (Unaudited), was as follows:

	As of
	September 30, 2026	December 31, 2025
Inventory reserve	$(9,042)	$(10,223)
For the three and nine months ended September 30, 2026 and 2025, inventory write-downs recognized within Cost of goods sold on the Condensed Consolidated Statements of Operations (Unaudited) totaled:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Inventory write-downs	$(643)	$(660)	$(2,791)	$(1,011)

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 9 — Notes receivable
Notes receivable consists of the following as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Notes receivable – current	$5,358	$4,629
Notes receivable – net of current	836	2,980
Total notes receivable	$6,194	$7,609
Riviera Creek
In 2025, the Company initiated a plan to enter into Option and Purchase Agreements with Riviera Creek Holdings, LLC ("Riviera Creek") for the start-up, licensing, build-out and working capital needs of certain dispensaries in Ohio, including RC Retail 1, RC Retail 2, and RC Retail 3 (together, the "RC Retail Stores").
As of September 30, 2026, the Company has advanced $5.0 million under a term loan receivable (the "Term Loan"), of which $3.0 million remains outstanding. Advances under the Term Loan accrue non-compounded interest at the applicable federal mid-term rate, calculated on the basis of the actual number of days elapsed over a 365-day year or 366-day year. The maturity date of the Term Loan is contingent upon the execution, or termination, of the Option and Purchase Agreement. The Term Loan is secured by the assets of the borrower, subject to certain exclusions.
On July 1, 2026, the Company completed the acquisition of RC Retail 2 pursuant to the previously disclosed option and purchase arrangements with Riviera Creek. As RC Retail 2 was consolidated by the Company prior to the acquisition as a VIE, the transaction did not have a material impact on the Company's Condensed Consolidated Financial Statements (Unaudited). The Term Loan for RC Retail 2, of $2.0 million of principal and $0.1 million of accrued interest, reduced the total consideration transferred upon acquisition date.
The RC Retail 1 and RC Retail 3 are consolidated by the Company as VIEs. See Note 28 — Variable interest entities for additional information.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 10 — Property, plant and equipment, net
Property, plant and equipment, net consist of the following as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Land	$12,937	$12,937
Building and improvements	573,238	548,388
Furniture and fixtures	115,085	108,750
Machinery and equipment	146,921	133,648
Information technology	1,117	27,668
Construction in progress	21,897	22,618
Property, plant and equipment, gross	871,195	854,009
Less: Accumulated depreciation	(370,140)	(333,623)
Property, plant and equipment, net	$501,055	$520,386
Assets included in construction in progress represent projects related to the Company's dispensary, cultivation, manufacturing, and corporate office facilities not yet completed or otherwise not ready for use.
For the three and nine months ended September 30, 2026 and 2025, depreciation expense was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Depreciation expense(1):
Cost of goods sold	$12,911	$12,217	$38,256	$35,985
Operating expenses	8,445	8,654	22,821	27,117
Total depreciation expense	$21,356	$20,871	$61,077	$63,102

(1) Includes depreciation expense associated with assets under failed sale and leaseback obligations. See Note 12 — Failed sale and leaseback arrangements for further detail.
Asset specific impairment
2026
The Company did not recognize an impairment loss on Property, plant and equipment, net during the three and nine months ended September 30, 2026.
2025
During the three and nine months ended September 30, 2025 in a continued effort to optimize cultivation operations, additional assets with no future benefits to the Company were identified, the Company recognized an impairment loss of $0.8 million and $3.3 million, respectively, within Loss on impairment on the Condensed Consolidated Statements of Operations (Unaudited), inclusive of $0.0 million and $0.8 million, respectively, of cultivation assets assigned to failed sale and leaseback arrangements. See Note 12 — Failed sale and leaseback arrangements for further details.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The Company does not have any material percentage-rent, sales-based, or other contingent lease payment arrangements. Lease payments are predominantly fixed and/or based on fixed escalations.
ROU assets and lease liabilities as of September 30, 2026 and December 31, 2025 consisted of the following:

	As of
	September 30, 2026		December 31, 2025
	Finance Leases	Operating Leases	Finance Leases	Operating Leases
ROU assets:
ROU assets, gross	$203,994	$197,740	$186,943	$178,904
Accumulated amortization	(99,436)	(73,815)	(89,344)	(65,630)
Total ROU assets, net	$104,558	$123,925	$97,599	$113,274

Lease liabilities:
Lease liabilities - current	$16,235	$21,754	$11,684	$19,837
Lease liabilities - net of current	149,646	111,358	144,446	102,346
Total lease liabilities	$165,881	$133,112	$156,130	$122,183
The components of the Company's lease expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Finance lease expense:
Amortization of ROU assets
Cost of goods sold	$2,120	$1,632	$5,561	$4,994
Operating expenses	1,901	1,408	4,936	4,115
Total amortization of ROU assets	4,021	3,040	10,497	9,109
Interest on finance lease liabilities	4,353	4,382	12,850	13,269
Total finance lease expense	8,374	7,422	23,347	22,378

Operating lease expense(1)	8,166	8,472	24,465	24,682

Short-term lease expense	652	525	1,809	2,155

Total lease expense	$17,192	$16,419	$49,621	$49,215

(1) Includes $0.2 million and $0.4 million of sublease income as a net reduction of rent expense for the three and nine months ended September 30, 2026, respectively and less than $0.0 million for the three and nine months ended September 30, 2025.

Cash flows associated with the Company's leasing arrangements for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Operating cash flows from operating leases	$(24,227)	$(23,155)
Operating cash flows from finance leases	(12,850)	(13,269)

Cash flows from financing activities:
Financing cash flows from finance leases	(9,595)	(7,557)
Net cash flows from leasing arrangements	$(46,672)	$(43,981)

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
As of September 30, 2026 and December 31, 2025, the weighted average remaining lease terms and weighted average discount rates of the Company's leasing arrangements were as follows:

	As of
	September 30, 2026	December 31, 2025
Weighted average remaining lease term (in years) - finance leases	8.2	10.0
Weighted average remaining lease term (in years) - operating leases	6.3	6.3
Weighted average discount rate - finance leases	10.5%	11.2%
Weighted average discount rate - operating leases	10.1%	10.9%
As of September 30, 2026, maturities of the Company's lease liabilities under its non-cancelable leases were as follows:

Fiscal Year	Operating Leases	Finance Leases
2026 (three months remaining)	$8,308	$8,108
2027	33,575	32,987
2028	31,474	32,610
2029	27,781	32,552
2030	23,369	31,891
2031 and thereafter	57,174	124,505
Total undiscounted remaining minimum lease payments	181,681	262,653
Less: imputed interest	(48,569)	(96,772)
Total discounted remaining minimum lease payments	$133,112	$165,881
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
As of September 30, 2026 and December 31, 2025, the Company's failed sale and leaseback obligations were recognized in the Condensed Consolidated Balance Sheets (Unaudited) as follows:

	As of
	September 30, 2026	December 31, 2025
Property, plant and equipment, net
Financed property and equipment, net of accumulated depreciation of $86.7 million and $76.1 million, respectively	$114,220	$124,708

Financial obligation:
Financial obligation - current	10,085	7,238
Financial obligation - net of current	192,765	202,901
Total financial obligation	$202,850	$210,139

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
For the three and nine months ended September 30, 2026 and 2025, the expenses incurred by the Company related to its failed sale and leaseback arrangements were recognized on the Condensed Consolidated Statements of Operations (Unaudited) as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest on financial obligations	$5,581	$6,607	$17,480	$19,878
Depreciation on financed property, plant and equipment	3,987	3,144	10,489	9,841
Total expense associated with failed sale and leaseback arrangements	$9,568	$9,751	$27,969	$29,719
For the nine months ended September 30, 2026 and 2025, cash flows associated with the Company's failed sale and leaseback arrangements were as follows:

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Operating cash flows from failed sale and leaseback arrangements	$(17,480)	$(19,878)
Cash flows from financing activities:
Financing cash flows from failed sale and leaseback financial obligations	(7,289)	(4,252)
Net cash flows from failed sale and leaseback arrangements	$(24,769)	$(24,130)
As of September 30, 2026, maturities of the Company's financial obligations associated with failed sale and leaseback arrangements were as follows:

Fiscal Year	Financial Obligations
2026 (three months remaining)	$8,370
2027	31,006
2028	31,842
2029	30,497
2030	29,459
2031 and thereafter	204,870
Total undiscounted remaining minimum payments	336,044
Less: imputed interest	(133,194)
Total discounted remaining minimum payments	$202,850
Asset specific impairment
During the nine months ended September 30, 2026 and 2025, the Company recognized an impairment loss of $0.0 million and $0.8 million, respectively, to reduce the carrying value of certain cultivation assets assigned to failed sale and leaseback arrangements. See Note 10 — Property, plant and equipment, net for additional information.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 13 — Intangible assets, net and Goodwill
Intangible assets, net
Identifiable intangible assets consisted of the following as of September 30, 2026 and December 31, 2025:

As of September 30, 2026	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses and service agreements	$1,320,738	$(485,199)	$835,539
Trade names	163,776	(73,516)	90,260
Non-compete agreements	25,149	(16,230)	8,919
Intellectual property and know-how	9,365	(5,151)	4,214
Internal-use software	2,544	(751)	1,793
Customer relationships	67	(33)	34
Intangible assets, net(1)	$1,521,639	$(580,880)	$940,759

(1) Intangible assets held by the Company’s international subsidiaries are subject to foreign currency translation adjustments.

As of December 31, 2025	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses and service agreements	$1,318,987	$(422,887)	$896,100
Trade names	162,903	(65,877)	97,026
Non-compete agreements	25,244	(14,591)	10,653
Intellectual property and know-how	9,577	(3,790)	5,787
Internal-use software	1,716	(220)	1,496
Customer relationships	71	(18)	53
Intangible assets, net(1)	$1,518,498	$(507,383)	$1,011,115

(1) Intangible assets held by the Company’s international subsidiaries are subject to foreign currency translation adjustments.
During the nine months ended September 30, 2026, the gross carrying amount of intangible assets increased by $3.1 million, reflecting licenses and trade names recognized in connection with acquisitions, partially offset by foreign currency translation effects. Refer to Note 4 — Acquisitions for further detail.
Amortization expense for the Company's intangible assets was $26.2 million and $76.4 million for the three and nine months ended September 30, 2026, respectively, compared to $25.1 million and $74.8 million for the three and nine months ended September 30, 2025.
As of September 30, 2026, the Company's estimated intangible amortization expense over the next five fiscal years is as follows:

Fiscal Year	Estimated Amortization
2026 (full 12 months)	$102,430
2027	102,099
2028	97,715
2029	91,345
2030	87,385

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The Company's remaining weighted average amortization period for its outstanding intangibles as of September 30, 2026 was 11.1 years. The remaining weighted average amortization period for each major class as of September 30, 2026 was as follows:

Asset class:	Weighted Average Amortization (in years)
Licenses and service agreements	11.30
Trade names	10.74
Non-compete agreements	4.65
Internal-use software	3.83
Intellectual property and know-how	2.25
Customer relationships	1.50
Goodwill
The changes in the Company's goodwill as of September 30, 2026 and December 31, 2025 were as follows:

	Domestic	International	Total
Balance at December 31, 2024	$551,181	$77,703	$628,884
Acquisitions (1)	—	1,328	1,328
Measurement period adjustment	—	(3,984)	(3,984)
Effect of exchange rate differences	—	8,889	8,889
Balance at December 31, 2025	551,181	83,936	635,117
Acquisitions (2)	5,743	—	5,743
Effect of exchange rate differences	—	(2,573)	(2,573)
Balance at September 30, 2026	$556,924	$81,363	$638,287

(1) Incurred in connection with an individually immaterial acquisition consummated during the second quarter of 2025 within the Company's international operations.
(2) Incurred in connection with acquisition of Cannabis Haven. See Note 4 — Acquisitions for further detail.
Note 14 — Other assets - net of current
Other assets — net of current consist of the following as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Security deposits(1)	$11,214	$11,082
Prepaid expenses(2)	5,566	—
Investments(4)	368	263
Other assets(3)	2,351	2,051
Total other assets — net of current	$19,499	$13,396

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

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 15 — Accrued expenses
Accrued expenses consist of the following as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Accrued payroll expenses	$35,344	$41,861
Professional services and legal matters(1)	12,149	12,078
Interest payable	7,394	1,704
Sales tax payable	6,863	7,754
Accrued loyalty payable	6,025	4,986
Accrued occupancy and technology expenses	4,875	5,422
Excise taxes payable	4,424	4,347
Accrued inventory expenses	4,199	12,196
Property and other taxes payable	3,070	1,480
Accrued marketing expenses	1,672	2,788
Deferred revenue	1,386	634
Other accrued expenses	9,884	15,243
Total accrued expenses	$97,285	$110,493

(1) Includes amounts recognized for legal contingencies. See Note 26 — Commitments and contingencies for additional information.
Note 16 — Notes payable and debt
Notes payable consist of the following as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Senior Secured Notes – 2029	$500,000	$—
Senior Secured Notes – 2027	36,702	56,597
Senior Secured Notes – 2026	—	456,815
Amended Needham LOC	69,000	21,910
ABL Facility – EWB	12,000	12,000
Seller note payable - Scottsdale Note	3,880	4,093
Seller note payable - Cannabis Haven	6,500	—
Other notes payable	8,836	3,308
Less: Unamortized debt discount and deferred financing fees	(7,438)	(6,071)
Notes payable, net of unamortized debt discount and deferred financing fees	629,480	548,652
Less: Notes payable - current	(46,053)	(35,730)
Notes payable - net of current	$583,427	$512,922

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Below is a summary of the Company's credit facilities outstanding as of September 30, 2026:

Credit facility	Original facility size	Outstanding balance	Stated interest rate(12)		Maturity date
Senior Secured Notes – 2029	$500,000	$500,000	11.50%		February 18, 2029
Senior Secured Notes – 2027	67,000	36,702	10.00%	(5)	December 17, 2027
Senior Secured Notes – 2026(9)	475,000	—	8.00%	(4)	December 15, 2026	(9)
Amended Needham LOC(2)(10)	100,000	69,000	8.99%	(6)(10)	February 18, 2029	(10)
ABL Facility - EWB Note	12,000	12,000	6.00%	(7)	August 25, 2027	(11)
Seller note payable - Scottsdale Note(3)	5,100	3,880	5.00%	(8)	December 1, 2036
Seller note payable - Cannabis Haven (13)	6,500	6,500	8.00%	(14)	September 18, 2028
Other notes payable - miscellaneous(1)	12,937	8,836	Various		Various
Total	$1,178,537	$636,918

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

(11) On July 24, 2026, the maturity date of the EWB Note was extended to August 25, 2027.
(12) The weighted-average interest rate aligns with the stated interest rates of all credit facilities, except for the miscellaneous category, the impact of which is immaterial.
(13) The Company has a seller note payable incurred in connection with the Company's purchase of Cannabis Haven. See Note 4 — Acquisitions for more information.
(14) Calculated at a fixed rate of 8.00% per annum. Interest and principal payments are payable in arrears quarterly with the first payment due three months after the effective date.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The Company's interest expense by credit facility for the three and nine months ended September 30, 2026 was as follows:

		Three months ended September 30, 2026			Nine months ended September 30, 2026
Credit facility	Effective interest rate	Stated interest expense	Amortization of debt discount/premium and deferred financing fees	Total interest expense (1)	Stated interest expense	Amortization of debt discount/premium and deferred financing fees	Total interest expense (1)
Senior Secured Notes – 2029	12.17%	$14,674	$442	$15,116	$35,469	$1,291	$36,760
Senior Secured Notes – 2027	10.69%	1,029	270	1,299	3,554	464	4,018
Senior Secured Notes – 2026	9.30%	—	—	—	4,906	717	5,623
Amended Needham LOC	8.99%	1,207	194	1,401	2,241	946	3,187
ABL Facility - EWB Note	6.00%	184	—	184	546	—	546
Seller notes payable - Scottsdale Note	5.00%	50	—	50	151	—	151
Seller note payable - Cannabis Haven	8.00%	17	50	67	17	50	67
Other notes payable - miscellaneous	Various	67	—	67	169	—	169
		$17,228	$956	$18,184	$47,053	$3,468	$50,521

(1) Total interest expense herein does not encompass interest expense recognized on the Company’s deferred consideration obligations. For the three and nine months ended September 30, 2026, the Company recognized interest expense of $0.2 million and $0.5 million, respectively, on its deferred consideration obligations. See Note 4 — Acquisitions for additional information.

The Company's interest expense by credit facility for the three and nine months ended September 30, 2025 was as follows:

		Three months ended September 30, 2025			Nine months ended September 30, 2025
	Effective interest rate	Stated interest expense	Amortization of debt discount/premium and deferred financing fees	Total interest expense (1)	Stated interest expense	Amortization of debt discount/premium and deferred financing fees	Total interest expense (1)
Senior Secured Notes – 2027	10.69%	$1,675	$82	$1,757	$4,709	$189	$4,898
Senior Secured Notes – 2026	9.30%	9,151	1,487	10,638	27,450	4,461	31,911
Bloom Notes – 2025	10.36%	—	—	—	29	142	171
Bloom Notes – 2024	10.00%	—	—	—	267	—	267
Needham LOC	7.99%	213	390	603	739	862	1,601
ABL Facility - EWB Note	6.00%	180	9	189	538	39	577
Other notes payable - BHH Note	15.00%	281	—	281	841	—	841
Seller notes payable - Scottsdale Note	5.00%	53	—	53	163	—	163
Other notes payable - miscellaneous	Various	30	—	30	145	—	145
Other notes payable - VOWL Note	4.25%	24	—	24	63	—	63
Other notes payable - NGC Note	12.00%	—	—	—	102	—	102
		$11,607	$1,968	$13,575	$35,046	$5,693	$40,739

(1) Total interest expense herein does not encompass interest expense recognized on the Company’s deferred consideration obligations. For the three and nine months ended September 30, 2025, the Company recognized interest expense of $1.0 million and $2.9 million, respectively, on its deferred consideration obligations. See Note 4 — Acquisitions for additional information.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
As of September 30, 2026, maturities of the Company's notes payable were as follows:

Fiscal year:	Amount
2026 (three months remaining)	$10,312
2027	47,530
2028	3,978
2029	570,311
2030 and thereafter	4,787
Total future principal maturities	$636,918
As of September 30, 2026 and December 31, 2025, the carrying values and fair values of the Company's notes payable were as follows:

	As of
	September 30, 2026	December 31, 2025
Carrying Value	$636,918	$554,723
Fair Value	651,103	546,068
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
On February 18, 2026, the Company consummated the 2026 Refinancing (as defined below), the proceeds from which were used to (i) repay approximately $314.6 million of the Senior Secured Notes – 2026 and (ii) to exchange, on a non-cash basis, with certain participating existing lenders, $142.2 million of the Senior Secured Notes – 2026 for Senior Secured Notes – 2029. As of September 30, 2026, the Company had no outstanding obligation under the Senior Secured Notes – 2026.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Senior Secured Notes – 2027
On January 17, 2025, the Company entered into an agreement (the “Note Exchange Agreement”) with the former owners of Bloom (the “Bloom Lenders”), pursuant to which the Company agreed to accept from the Bloom Lenders, and the Bloom Lenders agreed to transfer to the Company, the Bloom Notes – 2025 in exchange for senior secured notes of the Company with an aggregate principal balance of $67.0 million (the “Senior Secured Notes — 2027”), consisting of the $60.0 million then-outstanding principal of the Bloom Notes – 2025 plus $7.0 million of accrued interest on such notes (the “Note Exchange”). In connection with the Note Exchange, the Company paid in cash (i) $0.6 million, representing the remaining balance of interest accrued on the Bloom Notes – 2025 as of the date of the Note Exchange and (ii) $1.0 million of debt origination fees. The Senior Secured Notes – 2027 mature on December 17, 2027. There are no prepayment penalties on the Senior Secured Notes – 2027.
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
Amounts paid to holders of the Senior Secured Notes – 2026 that did not participate in the refinancing were accounted for as debt extinguishments. Based on this assessment, the portions of the 2026 Refinancing involving continuing lenders were accounted for as debt modifications, including the exchange of approximately $142.2 million principal amount of Senior Secured Notes – 2026 for Senior Secured Notes – 2029 and certain cash settlements and issuances involving continuing holders that did not qualify as debt extinguishments under ASC 470-50. Amounts paid to non-participating holders, including approximately $78.8 million principal amount of Senior Secured Notes – 2026, were accounted for as debt extinguishments. The remaining Senior Secured Notes – 2029 were issued to new lenders and accounted for as new debt. The Company had approximately $4.7 million of unamortized deferred financing costs and debt discounts related to the Senior Secured Notes – 2026, of which $3.9 million continues to be amortized over the term of the Senior Secured Notes – 2029, while $0.8 million was written off and recognized as a loss on debt extinguishment within Other (expense) income, net on the Condensed Consolidated Statements of Operations (Unaudited). In connection with the 2026 Refinancing, the Company incurred approximately $8.1 million of deferred financing fees and debt discounts, of which $3.5 million was expensed as incurred and recognized within Other (expense) income, net on the Condensed Consolidated Statements of Operations (Unaudited) and $4.7 million was capitalized as debt issuance costs to be amortized over the term of the Senior Secured Notes – 2029. The Company recognized total expense of $4.3 million from loss on debt extinguishments,

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
consisting primarily of the write-off of unamortized deferred financing costs and third party debt issuance costs related to the refinancing.
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
Related Party Transaction
During the three and nine months ended September 30, 2026, holders of the Senior Secured Notes – 2029 included Medtech International Group LLC (“Medtech”), an entity wholly-owned by the CEO and Chairman. Medtech subscribed to $1.0 million of the Senior Secured Notes – 2029. Medtech’s subscription was characterized as a related party transaction prior to the subsequent sale of the notes.
Needham Bank
On November 6, 2024, the Company entered into a loan agreement (the “Needham Loan Agreement”) with Needham Bank (“Needham”), establishing a revolving line of credit for up to $40.0 million (the “Needham LOC”), with an option to request up to an additional $20.0 million, beginning May 6, 2026, subject to Needham’s discretion and credit approval process.
On October 10, 2025, the Company entered into an amended and restated loan agreement with Needham (the “Amended and Restated Needham Loan Agreement”) to refinance the Needham LOC. As part of the refinancing, the total borrowing capacity under the Needham LOC was increased from $40.0 million to $100.0 million (the “Amended Needham LOC”), and the maturity date was extended to October 10, 2026. The unused capacity at September 30, 2026 was $29.3 million. The Amended Needham LOC remains secured by a first-priority lien on senior mortgages, guarantees of the Company’s U.S. subsidiaries and a parent guaranty limited to the Company’s U.S. assets. Proceeds may be utilized for general corporate purposes, including working capital and operational expenses, as well as to reduce outstanding principal balances of certain Indebtedness (as defined in the Amended Needham LOC). The Amended Needham LOC is subject to certain debt covenants including maintaining a post-incurrence debt service coverage ratio of 1.5:1 as well as covenants related to appraised fair value of mortgaged properties (subject to an 80% LTV constraint), receivables and cash, net of reserves.
The Amended and Restated Needham Loan Agreement contains contractual provisions that are automatically triggered upon the consummation of certain refinancing transactions. In connection with the February 18, 2026 issuance of the

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Asset-based revolving credit facility
On August 25, 2023, the Company entered into an asset-based revolving credit facility (the “ABL Facility”) with EWB that provided for borrowings up to $6.5 million and immediately drew down $6.5 million (the “EWB Note”). The EWB Note had a maturity date of August 25, 2024. On March 26, 2024, the Company signed an agreement (the “1st Change in Terms Agreement”), increasing the ABL Facility to $10.0 million and extending the maturity date of the EWB Note to August 25, 2025. On June 14, 2024, the Company executed an amendment to the 1st Change in Terms Agreement, increasing the ABL Facility by an additional $2.0 million to $12.0 million. On September 2, 2025, the Company executed Amendment No. 3 to its Loan Agreement with East West Bank, extending the maturity date to August 25, 2026. On July 24, 2026, the Company executed Amendment No. 4 to its loan Agreement with East West Bank, extending the maturity date to August 25, 2027. No other changes were made to the ABL Facility.
The ABL Facility is secured by the Company's deposit accounts at EWB, and as such, the Company's balance in the EWB deposit accounts is classified as restricted cash on the Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2026 and December 31, 2025.
Covenant compliance
As of September 30, 2026, the Company was in compliance with all financial covenants within each credit facility, and the Company did not observe evidence of any cross-defaults.
Note 17 — Shareholders’ equity
Authorized share capital
As of September 30, 2026, the Company’s authorized share capital consists of (i) an unlimited number of MVS, (ii) an unlimited number of SVS and (iii) an unlimited number of non-voting and non-participating shares that are exchangeable at the shareholder’s option into SVS (the “Exchangeable Shares”). All three classes of authorized share capital are without par value. The MVS are held directly or indirectly by Mr. Boris Jordan, the Company’s CEO and Chairman.
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
As of September 30, 2026, the Company's MVS represented approximately 11.8% of the total issued and outstanding shares and controlled approximately 66.8% of the total voting power. As of December 31, 2025, the MVS represented approximately 12.2% of total issued and outstanding shares and controlled approximately 67.5% of the total voting power.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
As of September 30, 2026 and December 31, 2025, the number of SVS available for issuance under the Company's 2018 Long Term Incentive Plan ("LTIP") was 26,498,418 and 25,749,158, respectively. See Note 19 — Share-based compensation for further detail.
As of September 30, 2026, no Exchangeable Shares have been issued.
On June 5, 2026, the Company effected a 1-for-3 reverse stock split of its SVS and MVS. Share amounts, per share amounts, voting rights and equity award information included herein have been retrospectively adjusted to reflect the reverse stock split for all periods presented. See Note 2 — Basis of presentation and consolidation for further detail.
Repurchase of SVS
On April 16, 2026, the Company announced that its Board of Directors had authorized, and the TSX had approved, a NCIB pursuant to which it may repurchase up to 11.4 million of its SVS, representing approximately 5% of the SVS issued and outstanding as of April 10, 2026, over the twelve-month period commencing on April 20, 2026 and ending no later than April 19, 2027. The NCIB is conducted through the facilities of the TSX and/or alternative trading systems in Canada, if eligible, from time to time over the term of the NCIB. All SVS purchased under the NCIB will be canceled.
The Company has appointed ATB Cormark Capital Markets as its designated broker under the NCIB.
During the three and nine months ended September 30, 2026, the Company repurchased 105,440 and 198,803 SVS under the NCIB at a weighted-average price of $9.48 and $10.06 per SVS for an aggregate cost of approximately $1.0 million and $2.0 million, respectively, including brokerage commissions. All repurchased SVS were cancelled and returned to authorized but unissued status. The Company accounts for repurchases under the NCIB as share retirements, with the total repurchase cost recorded as a reduction of shareholders' equity.
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
On February 23, 2026, the selling shareholders of Four20 exercised their put option by delivering an irrevocable notice to the Company to redeem their remaining 45% equity interest in Four20. On April 30, 2026, the Company settled the put option and acquired the remaining 45% equity interest, increasing its ownership interest in Four20 to 100%. The transaction resulted in a change in the Company's ownership interest in Four20 without a loss of control; therefore, it was accounted for as an equity transaction in accordance with ASC 810. Total consideration paid was approximately $101.2 million, consisting of cash consideration of $50.3 million, deferred consideration of $14.2 million and 3,473,087 SVS of the Company with a fair value of $36.7 million on the settlement date. The deferred consideration is payable in two installments and bears interest at a rate of 6% per annum from the closing date through the respective payment dates. The first installment was paid on August 31, 2026, and the remaining balance is due on November 30, 2026. Following settlement, Four20 became a wholly owned subsidiary of the Company and no non-controlling interest remains.
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
Option and RSU Exchange Program

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
On December 11, 2025, the Company's Board of Directors approved, subject to shareholder and regulatory approval, a one-time option exchange program (the "Option Exchange Program") pursuant to which eligible holders of certain outstanding stock options with exercise prices of $15.00 or greater could voluntarily exchange such options for newly issued restricted stock units ("Replacement RSUs") on a one-for-one basis. The eligible options had exercise prices ranging from $15.60 to $47.34. In addition, 1.8 million performance-based stock options held by the Company's Chairman and Chief Executive Officer with an exercise price of $8.67 per share were eligible to participate in the Option Exchange Program. The Option Exchange Program was approved by the Company's shareholders on June 22, 2026 and became effective on June 30, 2026. On the effective date, approximately 3.3 million stock options were surrendered and cancelled in exchange for an equal number of Replacement RSUs. The Replacement RSUs generally vest in three equal annual installments through December 11, 2028, subject to continued service.
The exchange was accounted for as a modification of equity-classified awards under ASC 718, Stock Compensation. Incremental compensation cost was measured as the excess of the fair value of the Replacement RSUs immediately after the exchange date over the fair value of the original options immediately prior to the exchange date. For the performance-based option awards held by the Company's Chairman and Chief Executive Officer, fair value immediately prior to the modification date was determined using a Monte Carlo simulation model due to the market-based vesting conditions associated with such awards. Based on a modification-date fair value of $10.81 per Replacement RSU, the Option Exchange Program resulted in approximately $19.9 million of incremental compensation cost, which will be recognized over the remaining requisite service periods of the Replacement RSUs. In addition, the Company will continue to recognize any remaining unrecognized compensation cost associated with the exchanged awards over the vesting period of the Replacement RSUs.

Share-based compensation consisted of the following for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Equity-classified awards:
Stock options	$1,494	$2,180	$4,634	$6,185
Performance stock units	4,395	4,004	12,715	4,986
Restricted stock units	8,156	3,041	16,830	8,611
Share-based compensation expense: equity-classified awards	14,045	9,225	34,179	19,782
Liability-classified awards:
Virtual share option awards(1)	—	1,069	(199)	3,613
Share-based compensation expense: liability-settled awards	—	1,069	(199)	3,613
Total share-based compensation expense	$14,045	$10,294	$33,980	$23,395

(1) Includes the cumulative share-based compensation expense recognized for VSOs granted during the second quarter of 2025, for which the requisite service periods retroactively commenced in January 2023. During the nine months ended September 30, 2026, the Company recorded a benefit of $0.2 million related to a true-up of the liability associated with certain VSOs, which reduced share-based compensation expense during the period.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Stock options
As of September 30, 2026 and 2025, total unamortized compensation cost related to unvested stock options was $7.0 million and $13.8 million, respectively, which the Company expects to recognize over a weighted-average period of 1.62 and 2.04 years, respectively.
The total intrinsic value of stock options exercised and the total fair value of stock options vested during the nine months ended September 30, 2026 and 2025 were as follows:

	Nine months ended September 30,
	2026	2025
Total intrinsic value of options exercised	$10,867	$4,767
Total fair value of options vested	4,678	4,816
Significant assumptions used to estimate the fair value of the Company's stock options granted during the nine months ended September 30, 2026 and 2025 were as follows:

Nine months ended September 30,
	2026	2025
Expected volatility	82% — 85%	72% — 74%
Expected life in years	5.38 — 6.05	6.16 — 6.24
Expected dividends(1)	—%	—%
Risk-free interest rate (based on government bonds)	3.89% — 4.84%	3.81% — 4.21%

(1) The Company has never paid cash dividends and does not expect to pay cash dividends in the foreseeable future.
The Company's stock option activity during the nine months ended September 30, 2026 were as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding at January 1, 2026	10,618,602	$8.658
Forfeited	(670,855)	4.596
Cancelled under the Option Exchange Program	(3,305,683)	15.912
Expired	(282,827)	24.889
Exercised	(1,572,346)	1.292
Granted	241,645	9.449
Outstanding at September 30, 2026	5,028,536	$5.858	7.19	$26,413
Options exercisable at September 30, 2026	2,359,455	$7.388	5.60	$10,677

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Performance stock units
As of September 30, 2026 and 2025, total unamortized compensation cost related to unvested performance stock units was $17.4 million and $9.3 million, respectively, which the Company expects to recognize over a weighted-average period of 1.49 and 1.59 years, respectively.
The Company's PSU activity during the nine months ended September 30, 2026 were as follows:

	Number of PSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	3,263,478	$3.180
Forfeited	(622,681)	2.811
Vested(1)	(928,214)	3.623
Granted	2,025,655	6.788
Unvested at September 30, 2026	3,738,238	$5.096
Inception-to-date PSUs vested at September 30, 2026	1,180,376	$4.872

(1) Includes 320,791 SVS, at a weighted-average fair value of $6.855, withheld by the Company to satisfy applicable statutory tax withholding obligations upon the vesting of PSUs during the reporting period. The SVS withheld were returned to the pool of SVS available for future issuance under the LTIP.

Restricted stock units
As of September 30, 2026 and 2025, total unamortized compensation cost related to unvested restricted stock units was $59.0 million and $21.6 million, respectively, which the Company expects to recognize over a weighted-average period of 1.87 and 2.11 years, respectively.
The Company's RSU activity during the nine months ended September 30, 2026 were as follows:

	Number of RSUs	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2026	8,848,666	$4.830
Forfeited	(740,423)	5.528
Vested(1)	(2,636,879)	4.315
Granted under the Option Exchange Program	3,305,683	6.020
Granted	2,888,413	8.980
Unvested at September 30, 2026	11,665,460	$6.274
Inception-to-date RSUs vested at September 30, 2026	6,530,078	$12.329

(1) Includes 598,324 SVS, at a weighted-average fair value of $7.080, withheld by the Company to satisfy applicable statutory tax withholding obligations upon the vesting of RSUs during the reporting period. The SVS withheld were returned to the pool of SVS available for future issuance under the LTIP.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 20 — Selling, general and administrative expenses
Selling, general and administrative expenses consisted of the following for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Salaries and benefits	$63,585	$56,992	$193,108	$171,073
Rent and occupancy	14,777	15,522	44,321	45,365
Share-based compensation	14,045	10,294	33,980	23,395
Office supplies and services	12,530	11,556	36,448	33,671
Professional fees	10,890	4,939	24,014	16,205
Sales and marketing	10,615	11,340	38,408	32,990
Insurance and compliance	2,604	2,314	7,553	6,988
Travel	1,250	1,687	5,385	5,259
Research and development	303	214	1,048	508
Other operating expense	428	3,654	1,309	5,234
Total selling, general and administrative expense	$131,027	$118,512	$385,574	$340,688
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
Employer contributions, which are expensed as incurred, totaled $0.3 million and $0.9 million for the three and nine months ended September 30, 2026, respectively and $0.6 million and $1.5 million for the three and nine months ended September 30, 2025, respectively.
Note 22 — Other income (expense), net
Other income (expense), net consists of the following for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gain (loss) on investment	845	(1,424)	386	(1,093)
Gain (loss) on extinguishment of debt	228	199	(4,266)	1,685
Foreign exchange (loss) gain	$(127)	$(1,160)	$(4,353)	$3,764
Loss on disposal of assets	(276)	(1,221)	(832)	(2,560)
Miscellaneous other income	1,775	1,329	4,520	759
Other income (expense), net	$2,445	$(2,277)	$(4,545)	$2,555

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 23 — Income taxes
The Company computed its provision for income taxes for the three and nine months ended September 30, 2026 using the actual effective tax rate for each respective interim period, taking into consideration the impact of the Rescheduling Order, issued by the U.S. Department of Justice on April 23, 2026 and effective April 28, 2026, which reclassified certain state-licensed medical marijuana products and FDA-approved marijuana products from Schedule I to Schedule III under the Controlled Substance Act. Therefore, the Company’s effective income tax rates for the three and nine months ended September 30, 2026 and 2025 are not indicative of the effective income tax rate for each respective fiscal year of 2026 and 2025. The Company’s effective income tax rate differs significantly from the applicable statutory income tax rates due in part to (i) uncertain tax position liabilities associated with the Section 280E Position relating to adult-use cannabis activities, qualifying medical cannabis activities occurring before April 28, 2026, (ii) interest and penalties associated with uncertain tax positions, and (iii) state income taxes. These items were partially offset during the three and nine months ended September 30, 2026 by the release of $121.2 million of previously recorded uncertain tax positions related to the treatment of certain costs in our U.S. consolidated tax return and approximately $60.5 million release of valuation allowance following the reassessment of the realizability of certain deferred tax assets after the Rescheduling Order.
The IRS has historically taken the position that cannabis companies are subject to the limitations of Section 280E, under which cannabis companies are only allowed to deduct expenses directly and indirectly related to the production of inventory. The Rescheduling Order provides that qualifying medical cannabis activities conducted by state-licensed entities are no longer subject to the deduction disallowance imposed by Section 280E.
The Rescheduling Order also established an expedited process for state-licensed medical cannabis entities, including medical marijuana dispensaries, to register with the DEA, enabling qualifying registrants to engage in the manufacture, distribution and/or dispensing of cannabis for medical purposes under federal law. The Company has submitted DEA registration applications for its medical and mixed-use operations, and all such applications remain pending as of the date of this Quarterly Report.
The Rescheduling Order further provides that the U.S. Department of the Treasury and the IRS will issue formal guidance addressing the federal income tax implications of the Rescheduling Order, including transition and allocation matters. As of the date of this Quarterly Report, the U.S. Department of the Treasury and the IRS have not issued any formal guidance. The IRS did, however, issue a press release on April 23, 2026 indicating that the rescheduling would generally apply for federal income tax purposes for the entire taxable year that includes the effective date of the Rescheduling Order. Management considered the press release but, because it does not constitute authoritative guidance, concluded that it does not provide sufficient technical support to meet the more-likely-than-not recognition threshold under ASC 740 for tax benefits attributable to periods before the effective date. Based on the Rescheduling Order and the facts and circumstances existing as of September 30, 2026, management concluded that, beginning on the April 28, 2026 effective date, Section 280E does not limit deductions and credits attributable to the Company's qualifying state-licensed medical cannabis activities and that the related tax benefits meet the more-likely-than-not recognition threshold. Accordingly, the Company did not record an uncertain tax position for deductions and credits attributable to qualifying state-licensed medical cannabis activities occurring on or after April 28, 2026. The Company continued to record uncertain tax positions for deductions attributable to adult-use cannabis activities, qualifying medical cannabis activities occurring before April 28, 2026, and tax positions relating to prior taxable years. The Company will reassess its conclusions and methodology upon the issuance of formal guidance or other relevant legal or regulatory developments.

For the three months ended September 30, 2026, the Company recorded income tax expense of $14.5 million on pre-tax loss from continuing operations of $22.9 million. The tax rate was impacted by uncertain tax position liabilities and related interest associated with the Section 280E Position for adult use cannabis activities and prior taxable years, state income taxes, non-deductible expenses such as executive compensation and lobbying expenses, and the U.S. tax impact of foreign operations.

For the nine months ended September 30, 2026, the Company recorded income tax benefit of $123.0 million on pre-tax loss from continuing operations of $77.8 million. The tax rate was impacted by the release of uncertain tax positions during the first quarter of 2026 related to the treatment of certain costs in the Company’s U.S. consolidated tax return and the release of valuation allowance following the reassessment of the realizability of certain deferred

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
tax assets after the Rescheduling Order, offset by non-deductible expenses due to Section 280E, executive compensation and lobbying expenses, and the U.S. tax impact of foreign operations.
For the three months ended September 30, 2025, the Company recorded income tax expense of $32.8 million on pre-tax loss from continuing operations of $21.4 million. The tax rate was impacted by increased uncertain tax position liabilities and interest due to the Company's Section 280E Position, and state income taxes in certain separate filing jurisdictions.
For the nine months ended September 30, 2025, the Company recorded income tax expense of $98.3 million on pre-tax loss from continuing operations of $54.1 million. The tax rate was impacted by increased uncertain tax position liabilities and interest due the Company's Section 280E Position, and state income taxes in certain separate filing jurisdictions.
Management assesses all available positive and negative evidence to determine whether sufficient future taxable income will be generated to realize existing deferred tax assets. During the second quarter of 2026, the reclassification of certain medical cannabis products to Schedule III under the Rescheduling Order, effective April 28, 2026, constituted a change in circumstances that caused management to reassess the realizability of certain U.S. federal and state deferred tax assets. Based on that reassessment, management determined that it is more likely than not that a portion of those deferred tax assets will be realized due to reversing deferred tax liabilities resulting in sufficient future taxable income, and released the associated valuation allowance of $60.5 million in that period. The reassessment did not reflect retroactive application of the Rescheduling Order to qualifying state-licensed medical cannabis activities occurring before April 28, 2026. A valuation allowance is retained against the remaining deferred tax assets for which realization does not meet the more-likely-than-not threshold.
The Company files its income tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal, state and foreign taxing authorities, where applicable. As of September 30, 2026, the Company is under audit for years ranging from 2020 to 2024 by the IRS, certain U.S. states and Canada. The statutes of limitations for federal, state and foreign taxing jurisdictions remain open from tax year 2020.
Global Minimum Tax Rules - Pillar Two
Numerous foreign jurisdictions have enacted or are in the process of enacting legislation to adopt a minimum effective tax rate, as described in Pillar Two issued by the Organization for Economic Co-operation and Development. Under Pillar Two, a minimum effective tax rate of 15% applies to multinational companies with consolidated revenues above €750 million. Pillar Two became effective for fiscal years beginning on or after January 1, 2024, in several jurisdictions in which the Company operates. Pillar Two has not had a material impact on the Company’s Condensed Consolidated Financial Statements.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Note 24 — Earnings per share
Basic and diluted (loss) income per share attributable to Curaleaf Holdings, Inc. for the three and nine months ended September 30, 2026 and 2025 were calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income from continuing operations	$(37,364)	$(54,250)	$45,188	$(152,415)
Less: excess redemption value above carrying value(2)	—	(7,079)	(381)	(32,267)
Net (loss) income from continuing operations, net of excess redemption value	(37,364)	(61,329)	44,807	(184,682)
Net income (loss) from discontinued operations	4,643	(2,434)	4,381	(18,121)
Net (loss) income, net of excess redemption value	(32,721)	(63,763)	49,188	(202,803)
Less: Net income attributable to non-controlling interest	—	345	(16)	717
Net (loss) income attributable to Curaleaf Holdings, Inc., net of excess redemption value	$(32,721)	$(64,108)	$49,204	$(203,520)

Denominator:
Basic weighted-average common shares outstanding	264,882,536	254,941,874	262,168,678	252,936,604
Dilutive effect of stock options to purchase SVS	—	—	1,855,899	—
Dilutive effect of restricted and performance-based stock awards	—	—	7,810,886	—
Dilutive effect of contingent shares	—	—	259,333	—
Dilutive weighted-average common shares outstanding(1)	264,882,536	254,941,874	272,094,796	252,936,604

Per share – basic:
Net (loss) income per share from continuing operations⁽[2]⁾	$(0.14)	$(0.24)	$0.17	$(0.73)
Net income (loss) per share from discontinued operations	0.02	(0.01)	0.02	(0.07)
Net (loss) income per share attributable to Curaleaf Holdings, Inc.	$(0.12)	$(0.25)	$0.19	$(0.80)

Per share – diluted(1)(3):
Net (loss) income per share from continuing operations⁽[3]⁾	$(0.14)	$(0.24)	$0.16	$(0.73)
Net income (loss) per share from discontinued operations	0.02	(0.01)	0.02	(0.07)
Net (loss) income per share attributable to Curaleaf Holdings, Inc.	$(0.12)	$(0.25)	$0.18	$(0.80)

(1) As a result of the Company’s net loss for the three months ended September 30, 2026 and the three and nine months ended September 30, 2025, all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share are the same for each period presented.

(2) Certain non-controlling interests were redeemable at the option of the holders. When the estimated redemption value exceeded the recorded amount, the excess was charged directly to Shareholders’ equity. Pursuant to ASC 480-10, the excess redemption value must be included in the calculation of earnings per share – basic and diluted. The redeemable non-controlling interest was settled during the second quarter of 2026. The excess redemption value included in the EPS calculation for the nine months ended September 30, 2026 relates to accretion recognized through the settlement date. See Note 2 — Basis of presentation and consolidation and Note 18 — Temporary equity and redeemable non-controlling interests for additional information.

(3) Excludes 96,096 of outstanding SVS awards from the computation of diluted net income per share for the nine months ended September 30, 2026 as including them would have an anti-dilutive effect.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following tables presents Adjusted EBITDA by reportable segment for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	Domestic		International(1)		Total
	2026	2025	2026	2025	2026	2025
Loss before Benefit (provision) for income taxes	$(22,981)	$(18,145)	$126	$(3,272)	$(22,855)	$(21,417)
Total other expense (income), net	23,315	26,122	2,483	2,217	25,798	28,339
Depreciation and amortization(2)	45,105	42,703	6,434	6,289	51,539	48,992
Other adjustments(3)	22,788	14,293	307	1,500	23,095	15,793
Adjusted EBITDA	$68,227	$64,973	$9,350	$6,734	$77,577	$71,707

(1) The Company is exposed to foreign currency exchange risk due to fluctuations between the functional currencies of its international subsidiaries and the USD.
(2) Depreciation and amortization includes depreciation and amortization from cost of goods sold and operating expenses.
(3) Other adjustments for the three months ended September 30, 2026 primarily include costs related to share-based compensation expense of $14.0 million, restructuring costs of $1.7 million, adult use campaign and political initiatives of $1.2 million as well as acquisition, transaction, and other non-recurring costs of $6.2 million. Other adjustments for the three months ended September 30, 2025, primarily include costs related to share-based compensation expense of $10.3 million, restructuring costs of $0.2 million, as well as acquisition, transaction, and other non-recurring costs of $5.3 million.

(1) Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, adjusted for share-based compensation expense and other adjustments related to restructuring costs, adult use campaign and political initiatives, as well as acquisition, transaction and other non-recurring costs.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)

	Nine months ended September 30,
	Domestic		International(1)		Total
	2026	2025	2026	2025	2026	2025
Loss before Benefit (provision) for income taxes	$(65,830)	$(50,872)	$(11,962)	$(3,215)	$(77,792)	$(54,087)
Total other expense (income), net	74,545	80,458	11,165	(3,837)	85,710	76,621
Depreciation and amortization(2)	128,670	128,777	19,336	18,208	148,006	146,985
Other adjustments (3)	53,351	31,211	1,839	4,944	55,190	36,155
Adjusted EBITDA	$190,736	$189,574	$20,378	$16,100	$211,114	$205,674

(1) The Company is exposed to foreign currency exchange risk due to fluctuations between the functional currencies of its international subsidiaries and the USD.
(2) Depreciation and amortization includes depreciation and amortization from cost of goods sold and operating expenses.
(3) Other adjustments for the nine months ended September 30, 2026 primarily include costs related to share-based compensation expense of $34.0 million, restructuring costs of $4.0 million, adult use campaign and political initiatives of $5.1 million as well as acquisition, transaction, and other non-recurring costs of $12.1 million. Other adjustments for the nine months ended September 30, 2025 primarily include costs related to share-based compensation expense of $23.4 million, restructuring costs of $2.2 million, as well as acquisition, transaction, and other non-recurring costs of $10.6 million.

The following tables present selected financial information by reportable segment for the three months ended September 30, 2026 and 2025:

	Three months ended September 30,
	Domestic		International(1)		Total
	2026	2025	2026	2025	2026	2025
Retail revenues	$225,076	$211,483	$17,533	$14,151	$242,609	$225,634
Wholesale revenues	68,637	60,138	37,532	27,761	106,169	87,899
Management fee income	240	245	3,632	4,078	3,872	4,323
Total revenues, net	293,953	271,866	58,697	45,990	352,650	317,856
Cost of goods sold (less depreciation and amortization)	133,850	118,218	33,291	25,212	167,141	143,430
Selling, general and administrative(2)	114,664	102,968	16,363	15,544	131,027	118,512
Less: other adjustments(3)	(22,788)	(14,293)	(307)	(1,500)	(23,095)	(15,793)
Adjusted EBITDA	68,227	64,973	9,350	6,734	77,577	71,707
Capital expenditures	$13,850	$11,151	$3,217	$4,454	$17,067	$15,605

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

(3) Other adjustments for the three months ended September 30, 2026 primarily include costs related to share-based compensation expense of $14.0 million, restructuring costs of $1.7 million, adult use campaign and political initiatives of $1.2 million as well as acquisition, transaction, and other non-recurring costs of $6.2 million. Other adjustments for the three months ended September 30, 2025 primarily include costs related to share-based compensation expense of $10.3 million, restructuring costs of $0.2 million, as well as acquisition, transaction, and other non-recurring costs of $5.3 million.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The following tables present selected financial information by reportable segment for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	Domestic		International(1)		Total
	2026	2025	2026	2025	2026	2025
Retail revenues	$664,678	$647,511	$49,771	$38,139	$714,449	$685,650
Wholesale revenues	194,199	165,167	97,764	76,189	291,963	241,356
Management fee income	759	568	9,809	7,493	10,568	8,061
Total revenues, net	859,636	813,246	157,344	121,821	1,016,980	935,067
Cost of goods sold (less depreciation and amortization)	386,988	359,291	88,494	65,569	475,482	424,860
Selling, general and administrative(2)	335,263	295,592	50,311	45,096	385,574	340,688
Less: other adjustments(3)	(53,351)	(31,211)	(1,839)	(4,944)	(55,190)	(36,155)
Adjusted EBITDA	190,736	189,574	20,378	16,100	211,114	205,674
Capital expenditures	42,275	38,083	7,707	8,826	49,982	46,909

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

(3) Other adjustments for the nine months ended September 30, 2026 primarily include costs related to share-based compensation expense of $34.0 million, restructuring costs of $4.0 million, adult use campaign and political initiatives of $5.1 million as well as acquisition, transaction, and other non-recurring costs of $12.1 million. Other adjustments for the nine months ended September 30, 2025 primarily include costs related to share-based compensation expense of $23.4 million, restructuring costs of $2.2 million, as well as acquisition, transaction, and other non-recurring costs of $10.6 million.

The CODM reviews total assets as the primary balance sheet metric to assess each segment. The following table presents total assets by reportable segment as of September 30, 2026 and December 31, 2025:

Total assets:	Domestic	International	Total
September 30, 2026	$2,467,222	$325,913	$2,793,135
December 31, 2025	2,415,707	429,608	2,845,315
No single customer or country other than the United States accounted for 10% or more of consolidated revenue during the three months or nine months ended September 30, 2026 and September 30, 2025. In addition, no individual country other than the United States represented a material portion of long-lived assets during those periods.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
Dividend restriction
The Company has not historically paid dividends on its outstanding SVS. Any future determination to pay dividends will depend upon the Company's financial condition and results of operations. Furthermore, the Company’s ability to pay dividends is subject to applicable laws and regulations, regulatory capital requirements, maintenance of certain solvency and capital standards, and compliance with applicable covenants within the Company’s outstanding debt arrangements.
Litigation
The Company is involved in claims or lawsuits that arise in the ordinary course of business. Although the ultimate outcome of these claims or lawsuits cannot be ascertained by the Company, on the basis of present information and advice received from the Company’s legal counsel, it is management’s opinion that the disposition or ultimate determination of such claims or lawsuits, except as noted below, will not have a material effect on the Company’s operations and financial results. As of September 30, 2026 and December 31, 2025, the Company recognized legal contingencies of $3.5 million and $7.6 million, respectively, which is presented in Accrued expenses on the Condensed Consolidated Financial Statements (Unaudited).
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
The Michigan Entities have appealed the ruling to the Sixth Circuit Court of Appeals, which unanimously reversed the District Court’s judgment on September 10, 2026.
Based on the Company's assessment of the likelihood of success on appeal prior to September 10, 2026 ruling, the Company recorded an accrual for the estimated probable loss. Following the Sixth Circuit Court of Appeals' unanimous reversal of the District Court's decision, the Company determined that the previously accrued loss of $5 million was no longer probable and, accordingly, released the accrual.
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

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
As of September 30, 2026 and December 31, 2025, the Company's financial instruments measured at fair value on a recurring basis were classified in the fair value hierarchy as follows:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
Contingent consideration liabilities	$—	$—	$3,666	$3,666
	$—	$—	$3,666	$3,666

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Contingent consideration liabilities	$—	$—	$3,358	$3,358
	$—	$—	$3,358	$3,358
Level 3 inputs
As of September 30, 2026 and December 31, 2025, the following valuation methodologies and significant unobservable inputs were used to derive the fair value measurements of the Company's financial instruments measured at fair value on a recurring basis:

			As of
Financial Instrument	Valuation Methodology	Level 3 Input	September 30, 2026	December 31, 2025
Contingent consideration – EMMAC	Monte Carlo simulation	Timing of achievement	2 years	2 years
		Probability of achievement	99.0%	99.0%
There were no transfers between fair value levels during the three and nine months ended September 30, 2026 or the year ended December 31, 2025.
Financial risk management
The Company is exposed to financial risks, including credit risk, liquidity risk and market risk. The following discussion summarizes the Company's approach to managing these risks:
Credit risk
Credit risk is the risk that the Company incurs a loss on a financial instrument as a result of a customer or third party failing to meet contractual obligations. Credit risk arises principally from the Company's financing receivables, including its accounts receivable and notes receivable. The Company's maximum credit exposure as of September 30, 2026 and December 31, 2025 equates to the aggregate carrying amount of its cash and cash equivalents, restricted cash, accounts receivable and notes receivable.
The majority of the Company's revenues are derived from its retail dispensaries, where customers are required to transfer payment immediately upon purchase. For the three months ended September 30, 2026 and 2025, the Company's retail revenues represented 69% and 71%, respectively, of total revenues, net. For the nine months ended September 30, 2026 and 2025, the Company's retail revenues represented 70% and 73%, respectively, of total revenues, net.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table presents the aging of the Company's trade accounts receivable as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
0 to 90 days	$72,176	$66,649
91 to 180 days	2,089	3,572
181 days +	2,999	3,643
Trade accounts receivable	$77,264	$73,864
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
As of September 30, 2026 and December 31, 2025, the Company had no hedging agreements in place with respect to foreign exchange rates.
Interest rate risk
Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Cash and cash equivalents (including those that are restricted) bear interest at market rates. The Company's notes receivable and notes payable have fixed rates of interest and are carried at amortized cost. The Company does not account for any fixed-rate financial assets or fixed-rate financial liabilities at fair value. Accordingly, the Company has limited exposure to interest rate sensitivity risk with respect to these financial instruments.
Geography risk
The geographic concentration of the Company's domestic and international operations exposes the Company to heightened risk if the U.S. or international cannabis markets experience significant adverse developments or if macroeconomic conditions deteriorate.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Capital management
The Company's primary objective when managing capital is to continually provide returns to its shareholders and benefits to its other stakeholders. The capital structure of the Company consists of shareholders' equity and notes payable, net of cash, cash equivalents and restricted cash. During the nine months ended September 30, 2026, our primary source of liquidity has been funds generated by our continuing operations. We have also generated cash through asset sales and dispositions, while strategically allocating capital to support ongoing operations and pursue new acquisitions aimed at driving long-term earnings growth. Our ability to fund our operations, make planned capital expenditures and acquisitions and service our debt obligations depends on our future operating performance and cash flows, which are subject to prevailing economic conditions and other factors, some of which are beyond our control. The Company expects its cash on hand together with anticipated cash flows from its operating and financing activities will be sufficient to meet its capital requirements and operational needs over the next 12 months.

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following table presents summarized financial information about the Company's variable interest entities as of September 30, 2026 and December 31, 2025:

	As of	As of
	September 30, 2026	December 31, 2025
Included in Condensed Consolidated Balance Sheets:
Cash	$87,241	$77,119
Accounts receivable	54,048	47,701
Inventory	196,297	195,184
Other current assets	28,883	37,369
Total current assets	366,469	357,373
Property, plant, and equipment , net	453,532	474,338
Right-of-use assets	219,784	201,434
Intangible assets, net and goodwill	1,299,640	1,343,581
Other long-term assets	16,660	15,454
Total assets	$2,356,085	$2,392,180

Accounts payable	$48,274	$57,622
Accrued expenses	58,138	88,060
Income tax payable	6,580	14,218
Other current liabilities	59,801	49,178
Total current liabilities	172,793	209,078
Deferred tax liability	84,300	163,433
Lease liabilities	253,648	239,223
Long-term financial obligation	192,765	202,901
Long-term debt(1)	448,579	449,168
Uncertain tax position	476,092	531,508
Other long-term liabilities	9,925	1,114
Total liabilities	$1,638,102	$1,796,425
Equity attributable to Curaleaf Holdings, Inc.	$717,982	$595,755

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

Table of Contents Curaleaf Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Amounts in thousands, except share and per share amounts or where otherwise indicated)
The following table presents summarized financial information about the Company's variable interest entities for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
		As Revised(1)		As Revised(1)
Included in Condensed Consolidated Statements of Operations:
Revenues, net	$293,953	$274,252	$859,636	$822,950
Net income (loss) attributable to Curaleaf Holdings, Inc.	(30,014)	(53,011)	82,084	(153,331)
(1) The consolidated financial statements for the three and nine months ended September 30, 2025 accurately reflect the correct accounting treatment of the Company's VIEs. During the preparation of the Company's expanded VIE disclosures, management identified a classification difference in the VIE tabular disclosure above resulting from the incorrect allocation of certain tax-related balances between VIE and non-VIE entities. Management concluded that the difference was not material to the Company's consolidated financial statements. Accordingly, the VIE information for the three and nine months ended September 30, 2025 has been revised to reflect the corrected allocation of balances between VIE and non-VIE entities, which increased net loss attributable to Curaleaf Holdings, Inc. included in the VIE disclosure by $3.4 million for the three months ended September 30, 2025 and decreased net loss attributable to Curaleaf Holdings, Inc. by $5.1 million for the nine months ended September 30, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements (Unaudited) and related notes included in Item 1 of this Quarterly Report.
This management's discussion and analysis (“MD&A”) of the financial condition and results of operations of Curaleaf Holdings, Inc. (For the purposes of this MD&A, the terms “Company”, “Curaleaf", “we”, “our” or “us” mean Curaleaf Holdings, Inc. and, unless the context otherwise requires, includes its wholly-owned subsidiaries, majority-owned subsidiaries and legal entities in which it holds a controlling financial interest.) is as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025. It is supplemental to, and should be read in conjunction with, the Company’s Condensed Consolidated Financial Statements (Unaudited) as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 and the accompanying notes for each respective period. The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Financial information presented in this MD&A is presented in thousands of United States dollars (“$” or “US$”), unless otherwise indicated.
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
The Company is a leading global cannabis company dedicated to developing, manufacturing, and distributing a portfolio of highly sought after cannabis brands for consumers and patients worldwide. As of September 30, 2026, our cannabis portfolio included ten national and international brands across four primary categories, consisting of flower, pre-rolls, vaporizer cartridges, and edibles.
Our broad multichannel distribution footprint enables us to serve consumers and patients across the United States, Canada, Europe and Australasia. As of September 30, 2026, through our U.S. operations, we make, market, and distribute our brands to consumers and patients in 15 states, through 188 owned and managed retail locations and over 1,300 wholesale partner accounts. Internationally, our brand portfolio is available to medical cannabis patients in 15 countries, headlined by our positions in Germany, the United Kingdom, Poland, and Australasia. Subsequent to September 30, 2026, we expanded our U.S. retail footprint to 191 owned and managed locations as of November 3, 2026.
Our brands are supported by a vertically integrated platform that allows us to manage the end-to-end supply chain and distribution network in our core markets. Our owned cultivation and manufacturing infrastructure, consisting of 17 cultivation sites with approximately 1.5 million square feet of cultivation capacity, ensures the quality, consistency and reliable supply of our branded products. In the U.S., we own and operate a fleet of Curaleaf-branded retail stores that sell our cannabis brands as well as third-party products. In our international markets, we distribute through clinics, pharmacies, and telemedicine platforms. We also complement our distribution model with wholesale partnerships and "asset-light" brand-licensing deals, allowing our brands to reach a wider set of consumers and patients, optimizing market exposure, and strategically managing capital allocation.
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
•Domestic Market Leadership: Growing U.S. market share for our brands is at the core of our strategic pillars. Those pillars include customer centricity, brand building and innovation, and executional and operational excellence. The Company’s focus on customer centricity means we are committed to making quality products, delivering exceptional service, offering an attractive portfolio assortment, and supplying customers with value – wherever those customers are buying our brands. We will continue to build our brand portfolio through new product innovation and developing brand worlds that serve consumers and patients. Our research and development efforts have resulted in 84 peer-reviewed research papers and partnerships with institutions including University of Pennsylvania, Imperial College London, the Institute of Cancer Research London and the University of

Insubria. Given the current regulatory framework, our owned and managed retail stores are valuable assets in our vertical platform and allow us to actively support our brands and speak directly to consumers and patients at the point of purchase. Our U.S. retail and wholesale distribution footprint prioritizes highly populated states with large, well-structured state-licensed cannabis programs, such as Florida, Illinois, New Jersey and Pennsylvania. We will continue to target growth opportunities as existing state programs stabilize or as new state programs launch.
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
Results of Operations
Comparison of the three months ended September 30, 2026 and September 30, 2025

(in thousands, except shares and per share amounts)

	Three months ended September 30,		2026 vs. 2025
	2026	2025	$	%
Revenues, net:
Retail revenues	$242,609	$225,634	$16,975	8%
Wholesale revenues	106,169	87,899	18,270	21%
Management fee income	3,872	4,323	(451)	(10)%
Total revenues, net	352,650	317,856	34,794	11%
Cost of goods sold	182,173	157,279	24,894	16%
Gross profit	170,477	160,577	9,900	6%
Gross profit margin	48%	51%
Total operating expenses	167,534	153,655	13,879	9%
Income from continuing operations	2,943	6,922	(3,979)	(57)%
Total other expense, net	(25,798)	(28,339)	2,541	(9)%
Loss before income taxes	(22,855)	(21,417)	(1,438)	7%
Benefit (provision) for income taxes	(14,509)	(32,833)	18,324	(56)%
Net loss from continuing operations	(37,364)	(54,250)	16,886	(31)%
Net income (loss) from discontinued operations	4,643	(2,434)	7,077	(291)%
Net loss	(32,721)	(56,684)	23,963	(42)%
Less: Net income attributable to non-controlling interest	—	345	(345)	(100)%
Net loss attributable to Curaleaf	$(32,721)	$(57,029)	$24,308	(43)%
Net loss per share basic and dilutive (1)	$(0.12)	$(0.25)	$0.13	(52)%
Weighted avg. shares outstanding basic and dilutive(2)	264,882,536	254,941,874

(1) Certain non-controlling interests are redeemable at the option of the holders. When the estimated redemption value exceeds the recorded amount, the excess is charged directly to Shareholders’ equity. Pursuant to ASC 480-10, the excess redemption value must be included in the calculation of earnings per share – basic and diluted. The redeemable non-controlling interest was settled during the second quarter of 2026. See Note 2 — Basis of presentation and consolidation, Note 18 — Temporary equity and redeemable non-controlling interests and Note 24 — Earnings per share for additional information.

(2) As a result of the Company’s net loss for the three months ended September 30, 2026 and 2025, all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share are the same for each period presented.

Revenues, Net
Total revenues, net for the three months ended September 30, 2026 were $352.7 million, an increase of $34.8 million, or 11%, compared to $317.9 million for the three months ended September 30, 2025. Retail revenue increased $17.0 million, or 8%, to $242.6 million. The increase in retail revenue was primarily driven by the expansion of our retail footprint through new store openings, predominately in Florida and Ohio, and acquired stores in Maine, as well as growth in active patients within the International segment.
Wholesale revenues increased $18.3 million, or 21% to $106.2 million. The increase in wholesale revenue was primarily driven by new and expanded relationships with wholesale partners, resulting in greater product distributions across an increased number of licensed retail dispensaries. In addition, the International segment benefited from strong demand for value-oriented flower offering in Germany and the U.K. and the launch of the Curaleaf Que Medical Inhalation Device ("QMID"), the first Conformité Européenne ("CE") certified liquid inhaler for cannabis-based medicines, that further supported revenue growth during the period.
Cost of Goods Sold and Gross Profit
Cost of goods sold for the three months ended September 30, 2026 was $182.2 million, or 52% of total revenues, net, compared to $157.3 million, or 49% of Total revenues, net, for the three months ended September 30, 2025, an increase of $24.9 million, or 16%. The increase in Cost of goods sold was primarily driven by the increases in retail and wholesale revenues.

Gross profit was $170.5 million, or 48% of Total revenues, net for the three months ended September 30, 2026, compared to $160.6 million, or 51%, for the three months ended September 30, 2025. Gross margin percentages may vary from period to period due to changes in product mix, including the relative level of wholesale versus retail sales.
Total Operating Expenses
Total operating expenses increased $13.9 million, or 9%, to $167.5 million, primarily driven by an increase in salaries and benefits and share-based compensation of $10.3 million related to increased headcount, higher employee benefit costs, and an increase in the Company's accrued bonus and PSU achievement adjustments for meeting certain performance metrics, as well as higher accounting, legal and professional fees of $6.0 million related mostly to litigation and acquisition costs, including costs associated with the proposed acquisition of Aurora, as well as outsourced information technology services, partially offset by a decrease in license fees of $1.7 million related to prior year adult use license fees mostly in New York.
Total Other Expense, Net
Total other expense, net decreased $2.5 million, or by 9%, to $25.8 million. The primary drivers were a $3.3 million decrease in international expenses due to fair value adjustments of contingent and deferred consideration, as well as favorable change in foreign exchange rates between the U.S. dollar and British pound, as well as decreases of $1.8 million related to prior year non-recurring impairment and disposal losses mostly in Florida and Arizona, partially offset by a $3.1 million increase in interest expense primarily related to the Senior Secured Note - 2029 within notes payable.
Benefit (Provision) for Income Taxes
We recorded a provision for income taxes of $14.5 million for the three months ended September 30, 2026, a change of $18.3 million, or 56%, compared to the provision for income taxes of $32.8 million for the three months ended September 30, 2025. The decrease in income tax expense was driven primarily by a decrease in non deductible expenses due to the rescheduling order.
Net Loss from Continuing Operations
Net loss from continuing operations for the three months ended September 30, 2026 was $37.4 million compared to a net loss from continuing operations of $54.3 million for the three months ended September 30, 2025, a change of 31%. The drivers of the change in net loss from continuing operations are primarily attributable to the change in tax provision, and are correlated with the aggregate net impact of the aforementioned factors discussed in the “Results of Operations” section of this MD&A.
Net Income (Loss) from Discontinued Operations
Net income from discontinued operations was $4.6 million and net loss from discontinued operations was $2.4 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $7.1 million primarily due to the release of Hello Farms litigation accrual $5.0 million as well as continued wind-down of the discontinued operations and the resulting reduction in operating losses.
Comparison of the nine months ended September 30, 2026 and 2025

(in thousands, except shares and per share amounts)

	Nine months ended September 30,		2026 vs. 2025
	2026	2025	$	%
Revenues, net:
Retail revenues	$714,449	$685,650	$28,799	4%
Wholesale revenues	291,963	241,356	50,607	21%
Management fee income	10,568	8,061	2,507	31%
Total revenues, net	1,016,980	935,067	81,913	9%
Cost of goods sold	519,299	465,840	53,459	11%
Gross profit	497,681	469,227	28,454	6%
Gross profit margin	49%	50%
Total operating expenses	489,763	446,693	43,070	10%
Income from continuing operations	7,918	22,534	(14,616)	(65)%
Total other expense, net	(85,710)	(76,621)	(9,089)	12%
Loss before income taxes	(77,792)	(54,087)	(23,705)	44%
Benefit (provision) for income taxes	122,980	(98,328)	221,308	(225)%
Net income (loss) from continuing operations	45,188	(152,415)	197,603	(130)%
Net income (loss) from discontinued operations	4,381	(18,121)	22,502	(124)%
Net income (loss)	49,569	(170,536)	220,105	(129)%
Less: Net (loss) income attributable to non-controlling interest	(16)	717	(733)	(102)%
Net income (loss) attributable to Curaleaf	$49,585	$(171,253)	$220,838	(129)%
Net income (loss) per share (basic)(1)	$0.19	$(0.80)	$0.99	(124)%
Weighted avg. shares outstanding (basic)	262,168,678	252,936,604
Net income (loss) per share (dilutive)(1)	$0.18	$(0.80)	$0.98	(123)%
Weighted avg. shares outstanding (dilutive)(2)	272,094,796	252,936,604

(1) Certain non-controlling interests are redeemable at the option of the holders. When the estimated redemption value exceeds the recorded amount, the excess is charged directly to Shareholders’ equity. Pursuant to ASC 480-10, the excess redemption value must be included in the calculation of earnings per share – basic and diluted. The redeemable non-controlling interest was settled during the second quarter of 2026. The excess redemption value included in the EPS calculation for the nine months ended September 30, 2026 relates to accretion recognized through the settlement date. See Note 2 — Basis of presentation and consolidation, Note 18 — Temporary equity and redeemable non-controlling interests and Note 24 — Earnings per share for additional information.

(2) As a result of the Company’s net loss for the nine months ended September 30, 2025, all potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share are the same for each period presented.

Revenues, Net
Total revenues, net for the nine months ended September 30, 2026 were $1,017.0 million, an increase of $81.9 million, or 9%, compared to $935.1 million for the nine months ended September 30, 2025. Retail revenues increased 4% or $28.8 million. The increase in retail revenue was primarily driven by the expansion of our retail footprint through new store openings, predominately in Florida and Ohio, and acquired stores in Maine. Retail revenue in the international segment also benefited from continued adoption of the QMID vaporizer, as well as growth in active patients. These increases were partially offset by price compression and heightened competition in certain markets.
Wholesale revenues increased 21% to $292.0 million. The increase in wholesale revenue was primarily driven by new and expanded relationships with wholesale partners, resulting in greater product distributions across an increased number of licensed retail dispensaries as well as improved flower quality in the U.S. market. In addition, the International segment benefited from the launch of the QMID vaporizer, as well as strong demand for value-oriented flower offering in Germany and the U.K.
Cost of Goods Sold and Gross Profit
Cost of goods sold for the nine months ended September 30, 2026 was $519.3 million, or 51% of Total revenues, net, compared to $465.8 million, or 50% of Total revenues, net, for the nine months ended September 30, 2025, an increase of $53.5 million, or 11%. The increase in Cost of goods sold was primarily driven by the increase in wholesale revenues, which are typically lower margin than retail revenues, as a percent of total revenues.

Gross profit was $497.7 million, or 49% of Total revenues, net, compared to $469.2 million, or 50%, for the nine months ended September 30, 2025. Gross profit percentages may vary from period to period due to changes in product mix, including the relative level of wholesale versus retail sales.
Total Operating Expenses
Total operating expenses increased $43.1 million, or 10%, to $489.8 million. The primary drivers were an increase in salaries and benefits and share-based compensation of $32.6 million related to increased headcount and an increase in the Company's accrued bonus and PSU achievement adjustments for meeting certain performance metrics. Accounting, legal and professional fees were also higher by $7.8 million related mostly to litigation and acquisition costs, including costs associated with the proposed acquisition of Aurora, as well as outsourced information technology services and additional audit fees, higher lobbying and public relations costs of $3.8 million associated mostly with national adult-use initiatives.
Total Other Expense, Net
Total other expense, net increased $9.1 million, or 12%, to $85.7 million. The primary drivers were a $7.7 million increase in international expenses due to the change in foreign exchange rates between the U.S. dollar and British pound, a $5.3 million increase in interest expense primarily related to the Senior Secured Note - 2029 within notes payable, partially offset by prior year non-recurring domestic impairment and disposal losses of $3.4 million.
Benefit (Provision) for Income Taxes
We recorded a benefit for income taxes of $123.0 million for the nine months ended September 30, 2026, a change of $221.3 million, or 225%, compared to the provision for income taxes of $98.3 million for the nine months ended September 30, 2025. The change was driven primarily by (i) the release of $121.2 million of previously recorded uncertain tax positions related to the treatment of certain costs in our U.S. consolidated tax return; (ii) a $60.5 million release of valuation allowance following the reassessment of the realizability of certain deferred tax assets after the Rescheduling Order; and (iii) lower uncertain tax position accruals, as deductions attributable to qualifying state-licensed medical cannabis activities occurring on or after April 28, 2026 are no longer limited by Section 280E. These decreases were partially offset by state income taxes, non-deductible expenses such as executive compensation and lobbying expenses, and the U.S. tax impact of foreign operations.
Net Income (Loss) from Continuing Operations
Net income from continuing operations for the nine months ended September 30, 2026 was $45.2 million compared to a net loss from continuing operations of $152.4 million for the nine months ended September 30, 2025, a change of 130%. The drivers of the change in net income (loss) from continuing operations are primarily attributable to the change in tax provision, and are correlated with the aggregate net impact of the aforementioned factors discussed in the “Results of Operations” section of this MD&A.
Net Income from Discontinued Operations
Net income from discontinued operations was $4.4 million, compared to a net loss from discontinued operations of $18.1 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $22.5 million, primarily due to the continued wind-down of the discontinued operations and the resulting reduction in operating losses, as well as the release of the Hello Farms litigation accrual of $5.0 million.
Segment Results
We have two reportable operating segments: (i) Domestic operations and (ii) International operations.
Comparison of the three months ended September 30, 2026 and 2025
The following tables present revenues, net by segment for the three months ended September 30, 2026 and 2025:
Domestic Operations

	Three months ended September 30,		2026 vs. 2025
	2026	2025	$	%
Retail revenues	$225,076	$211,483	$13,593	6%
Wholesale revenues	68,637	60,138	8,499	14%
Management fee income	240	245	(5)	(2)%
Total revenues, net — Domestic	$293,953	$271,866	$22,087	8%
International Operations

	Three months ended September 30,		2026 vs. 2025
	2026	2025	$	%
Retail revenues	$17,533	$14,151	$3,382	24%
Wholesale revenues	37,532	27,761	9,771	35%
Management fee income	3,632	4,078	(446)	(11)%
Total revenues, net — International	$58,697	$45,990	$12,707	28%
Domestic revenues increased $22.1 million, or 8%, to $294.0 million. Domestic retail revenues increased $13.6 million to $225.1 million, driven primarily by new store openings, and acquired new stores. Domestic wholesale revenues increased $8.5 million to $68.6 million, due primarily to increased wholesale partner locations and better flower quality.
International revenues increased $12.7 million, or 28%, to $58.7 million. International retail revenues increased $3.4 million to $17.5 million, primarily driven by an increase in active patients. International wholesale revenues grew 35% to $37.5 million, driven by sales of flower and vapes in Germany and the U.K.
Comparison of the nine months ended September 30, 2026 and September 30, 2025
The following tables present revenues, net by segment for the nine months ended September 30, 2026 and 2025:
Domestic Operations

	Nine months ended September 30,		2026 vs. 2025
	2026	2025	$	%
Retail revenues	$664,678	$647,511	$17,167	3%
Wholesale revenues	194,199	165,167	29,032	18%
Management fee income	759	568	191	34%
Total revenues, net — Domestic	$859,636	$813,246	$46,390	6%
International Operations

	Nine months ended September 30,		2026 vs. 2025
	2026	2025	$	%
Retail revenues	$49,771	$38,139	$11,632	30%
Wholesale revenues	97,764	76,189	21,575	28%
Management fee income	9,809	7,493	2,316	31%
Total revenues, net — International	$157,344	$121,821	$35,523	29%
Domestic revenues increased $46.4 million, or 6%, to $859.6 million. Domestic retail revenues increased $17.2 million to $664.7 million, primarily driven by new store openings and partially offset by increased price compression due to increased competition. Domestic wholesale revenues increased $29.0 million to $194.2 million, due to increased wholesale partner locations.

International revenues increased $35.5 million, or 29%, to $157.3 million. International retail revenues grew $11.6 million to $49.8 million, primarily driven by an increase in active patients. International wholesale revenues grew 28% to $97.8 million, driven by sales of flower and vapes in Germany and the U.K.
Non-GAAP Measures
Adjusted EBITDA is a non-GAAP financial measure, and Adjusted EBITDA Margin is a non-GAAP financial ratio, and such measure and ratio do not have standardized definitions under GAAP. A reconciliation of the supplemental non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP is presented below and in Item 1, Note 25 — Segment reporting. The Company has provided the non-GAAP financial measure and ratio, which are not calculated or presented in accordance with GAAP, as supplemental information and in addition to the financial measures that are calculated and presented in accordance with GAAP. These supplemental non-GAAP financial measures and ratios are presented because management has evaluated the financial results both including and excluding the adjusted items and believes that the supplemental non-GAAP financial measure and ratio presented provide additional perspective and insights when analyzing the core operating performance of the business. These supplemental non-GAAP financial measure and ratio should not be considered superior to, as a substitute for or as an alternative to, and should be considered in conjunction with, the GAAP financial measures presented. They may not be comparable to similar financial measures or financial ratios disclosed by other issuers. The Company defines such non-GAAP financial measure and ratio as follows:
“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation and amortization, adjusted for share-based compensation expense and other adjustments related to restructuring costs, adult use campaign and political initiatives, as well as acquisition, transaction and other non-recurring costs.
“Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by total revenue.

	Three months ended September 30,
	2026	2025
Net (loss)	$(32,721)	$(56,684)
Net income (loss) from discontinued operations	4,643	(2,434)
Net income (loss) from continuing operations	(37,364)	(54,250)
Interest expense, net	28,271	25,214
Provision for income taxes	14,509	32,833
Depreciation and amortization	51,539	48,992
Share-based compensation	14,045	10,294
(Gain) loss on impairment	(28)	848
Total other (income) expense, net	(2,445)	2,277
Other adjustments(1)	9,050	5,499
Adjusted EBITDA	$77,577	$71,707
Adjusted EBITDA Margin	22%	23%

  (1) Other adjustments for the three months ended September 30, 2026 primarily include restructuring costs of $1.7 million, adult use campaign and political initiatives of $1.2 million as well as acquisition, transaction, and other non-recurring costs of $6.2 million. Other adjustments for the three months ended September 30, 2025 primarily include restructuring costs of $0.2 million, as well as acquisition, transaction, and other non-recurring costs of $5.3 million.

	Nine months ended September 30,
	2026	2025
Net income (loss)	$49,569	$(170,536)
Net income (loss) from discontinued operations	4,381	(18,121)
Net income (loss) from continuing operations	45,188	(152,415)
Interest expense, net	81,152	75,842
(Benefit) provision for income taxes	(122,980)	98,328
Depreciation and amortization	148,006	146,985
Share-based compensation	33,980	23,395
Loss on impairment	13	3,334
Total other expense (income), net	4,545	(2,555)
Other adjustments(1)	21,210	12,760
Adjusted EBITDA	$211,114	$205,674
Adjusted EBITDA Margin	21%	22%

 (1) Other adjustments for the nine months ended September 30, 2026 primarily include restructuring costs of $4.0 million, adult use campaign and political initiatives of $5.1 million as well as acquisition, transaction, and other non-recurring costs of $12.1 million. Other adjustments for the nine months ended September 30, 2025 primarily include restructuring costs of $2.2 million, as well as acquisition, transaction, and other non-recurring costs of $10.6 million.

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
Working Capital
Working capital is defined as current assets minus current liabilities. As of September 30, 2026, we had positive working capital of $175.8 million compared to positive working capital of $154.3 million as of December 31, 2025. Cash and cash equivalents (including restricted cash) were $104.9 million and $101.6 million as of September 30, 2026 and December 31, 2025, respectively. The $21.5 million increase in working capital was driven primarily by increased inventory for new product launches and projected demand as well as increases in accounts receivable driven by higher wholesale sales.
Outstanding Debt Obligations
As of September 30, 2026, our material outstanding debt obligations were as follows:

Credit Facility	Outstanding Balance	Maturity Date
Senior Secured Notes – 2029	$500,000	February 18, 2029
Senior Secured Notes – 2027	36,702	December 17, 2027
Amended Needham LOC(1)	69,000	February 18, 2029
ABL Facility - EWB Note	12,000	August 25, 2027
Seller note payable - Scottsdale Note	3,880	December 1, 2036
Seller note payable - Cannabis Haven	6,500	September 18, 2028
Other notes payable	8,836	Various
Total notes payable	$636,918

(1) In connection with the completion of the private placement of $500 million of Senior Secured Notes due February 18, 2029 (the "Senior Secured Notes – 2029"), the maturity date of the Amended Needham LOC was extended to February 18, 2029. See Note 16 — Notes payable and debt.

Cash Flows
The following table summarizes our sources and uses of cash for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	2025
Operating activities:
Continuing operations	$72,302	$109,433
Discontinued operations	(959)	(14,752)
Net cash provided by operating activities	$71,343	$94,681
Investing activities:
Continuing operations	$(52,541)	$(50,084)
Discontinued operations	—	(951)
Net cash used in investing activities	$(52,541)	$(51,035)
Financing activities:
Continuing operations	$(14,977)	$(44,551)
Discontinued operations	—	—
Net cash used in financing activities	(14,977)	(44,551)
Net increase (decrease) in cash	$3,825	$(905)
Net cash provided by operating activities decreased $23.3 million to $71.3 million. Cash from continuing operations of $72.3 million was driven by income from operations and partially offset by cash interest payments on debt and lease obligations.
Net cash used in investing activities increased $1.5 million to $52.5 million. Investing cash outflows in both periods were primarily driven by increase PPE expenditures supporting our global expansion and operational efficiency initiatives.
Net cash used in financing activities decreased $29.7 million to $15.0 million. Decrease in net cash outflows was driven primarily by the proceeds from the Senior Secured Notes refinancing, partially offset by the cash settlement of Four20 NCI and withholding to cover shares for PSU/RSU share.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2026:

	Notes	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Notes payable (principal)	16	$636,918	$48,929	$582,884	$2,346	$2,759
Notes payable (interest)	16	157,213	67,498	89,055	341	319
Operating lease obligations	11	181,681	$8,308	65,049	51,150	57,174
Finance lease obligations	11	262,653	$8,108	65,597	64,443	124,505
Financial obligations — failed sale-leasebacks	12	336,044	8,370	62,848	59,956	204,870
Contingent consideration	4, 27	3,666	—	3,666	—	—
Deferred consideration	4	7,203	7,203	—	—	—
Litigation settlements(1)	26	3,521	—	—	—	—
Uncertain tax positions(1)	23	476,092	—	—	—	—
Total contractual obligations		$2,064,991	$148,416	$869,099	$178,236	$389,627

(1) Excluded from aging columns due to uncertainty regarding timing of settlement.

Off-Balance Sheet Arrangements
As of September 30, 2026 and December 31, 2025, the Company does not have any off-balance-sheet arrangements that have, or are reasonably likely to have, a current or future effect on the results of operations or financial condition of the Company, including, and without limitation, such considerations as liquidity and capital resources.
Changes in or Adoption of Accounting Practices
We have implemented all applicable accounting standards recently issued by the Financial Accounting Standards Board, as well as applicable pronouncements from certain other standard-setting bodies, within the prescribed effective dates. Pronouncements that are not applicable or where it has been determined do not have a significant impact to the accompanying Consolidated Financial Statements have been excluded. See discussion under Item 1, Note 3 — Significant accounting policies.
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
NCIB
On April 16, 2026, we announced that our Board of Directors had authorized, and the TSX had approved, a NCIB pursuant to which we may repurchase up to 11.4 million of our SVS, representing approximately 5% of the SVS issued and outstanding as of April 10, 2026, over the twelve-month period commencing on April 20, 2026 and ending no later than April 19, 2027. The NCIB is conducted through the facilities of the TSX and/or alternative trading systems in Canada, if eligible, from time to time over the term of the NCIB. Under the NCIB, other than purchases made under block purchase exemptions, we will be allowed, subject to applicable securities laws and stock exchange requirements, to purchase daily, through the facilities of the TSX, a maximum of 70,046 SVS, representing 25% of the average daily trading volume of 280,186 SVS, as calculated per the TSX rules for the six-month period ended on March 31, 2026. All SVS purchased under the NCIB will be canceled.
We have appointed ATB Cormark Capital Markets as its designated broker under the NCIB.
As of September 30, 2026, we had repurchased 198,803 SVS under the Bid, leaving 11,264,140 SVS available for repurchase. Securityholders of the Company may obtain a copy of the Form 12 – Notice of Intention to Make a Normal Course Issuer Bid filed with the TSX in connection with the NCIB, without charge, by contacting the secretary of the Company at ir@curaleaf.com.

Takeover Bid for Aurora Cannabis Inc.
On August 11, 2026, the Company announced its intention to make an offer (the "Original Offer"), and on August 18, 2026, the Company formally commenced the Original Offer, to purchase all of the issued and outstanding common shares (the "Aurora Shares") of Aurora Cannabis Inc. ("Aurora"), together with the associated rights to purchase Aurora Shares issued and outstanding under Aurora's shareholder rights plan, for consideration consisting of SVS and cash. Upon acceptance of the Original Offer, each holder of Aurora Shares whose Aurora Shares are taken by the company would have been entitled to receive, for each Aurora Share, $0.75 in cash and 0.3463 of an SVS, subject to a maximum value per each Aurora share of $5.00.
On October 6, 2026, the Company amended the Original Offer to increase the consideration and vary certain terms and conditions of the Original Offer (the “Amended Offer” or the “Offer”). Under the Amended Offer, each Aurora shareholder whose Aurora Shares are taken up by the Company will be entitled to receive, for each Aurora Share, $1.00 in cash and 0.4013 of a SVS, subject to a maximum value per Share of $6.00. The Amended Offer is open for acceptance until 11:59 p.m. (Mountain Time) on December 4, 2026, unless extended, varied or withdrawn in accordance with its terms.
The Amended Offer is subject to customary conditions, including: (i) there being validly deposited under the Offer, and not withdrawn, more than 50% of the outstanding Aurora Shares, excluding any Shares held by Curaleaf and other non-independent shareholders; (ii) at least 66⅔% of the outstanding Aurora Shares (on a fully diluted basis) having been deposited under the Offer; (iii) receipt of all required governmental and regulatory approvals; (iv) no material adverse effect having occurred in respect of Aurora; (v) Aurora’s shareholder rights plan not impairing the Offer; and (vi) the absence of any legal, regulatory or other event that would prevent or materially adversely affect completion of the Offer.
If the Amended Offer is successful, the Company would intend on acquiring the remaining Aurora Shares not tendered to the Amended Offer in the manner described in the Offer and Circular filed with the regulatory authorities on August 18, 2026, as amended on October 6, 2026 (the “Offer Circular”). There are numerous risks associated with the Amended Offer, and there can be no assurance that the Amended Offer will be successful, or if it is successful, that the Company will be able to acquire the remaining Aurora Shares. The Offer Circular describes numerous risks associated with the Amended Offer.
On November 3, 2026, Organigram Global, Inc., a publicly listed Canadian licensed producer (“Organigram”), announced that it has entered in an Arrangement Agreement with Aurora to conclude an alternative transaction (the “Organigram Transaction”), which provides Aurora shareholders with consideration that Organigram values at CAD 7.80, including a mix of Organigram shares and cash. The Board of Aurora is recommending the Organigram Transaction as superior to Curaleaf’s Amended Offer. The Company is assessing the terms and value of the Organigram Transaction compared to its Amended Offer and is considering its options. As of the date hereof, the Amended Offer remains in force.
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
As of September 30, 2026, our management, with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal controls over financial reporting ("ICFR") during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our ICFR.
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
The following risk factors supplement or update the risk factors included in our annual filings with material developments arising during the nine months ended September 30, 2026:
Risks Related to the Takeover Bid to Acquire Aurora
As disclosed in this Quarterly Report under Note 4—Acquisitions, the Company has made an offer to purchase all of the issued and outstanding Aurora Shares, together with the associated rights to purchase Aurora Shares issued and outstanding under Aurora’s shareholder rights plan.
There can be no assurance that the Offer will be successful.

There can be no assurance that we will complete the Offer on the terms set forth in the Offer, or at all. The Offer is subject to a number of conditions, which may not be satisfied or waived. There can be no assurance that the conditions to the Offer will be satisfied in a timely manner, or at all. If the Offer is not successful, there may be material adverse effects on our business, financial condition, operating results and cash flows.
If completed, the offer will require the use of cash and dilute our existing shareholders.
If the Offer is completed, we will be required to (i) pay to Aurora shareholders $1.00 in cash for each Aurora Share acquired and (ii) issue to Aurora shareholders 0.4013 SVS for each Aurora Share acquired, which will reduce our cash reserves and will have a dilutive effect on our existing shareholders.
Please also see Section 23 - Risk Factors of the Offer Circular, which is included as Exhibit 1.1 of the Company's Registration Statement on Form F-80 filed with the SEC on August 18, 2026.
Risks Related to the April 2026 Rescheduling Order
The Rescheduling Order is of limited scope, and significant uncertainty remains regarding its application and impact on Section 280E tax treatment for our operations.
On April 23, 2026, the DOJ and the U.S. Drug Enforcement Administration ("DEA") issued an order, effective April 28, 2026 (the “Rescheduling Order”), reclassifying certain state-licensed medical marijuana products and FDA-approved marijuana products from Schedule I to Schedule III under the CSA. While we expect a substantial portion of our U.S. state-licensed medical cannabis operations will qualify under the Rescheduling Order, significant risks and uncertainties remain, including:
• Scope limitations: The Rescheduling Order applies only to FDA-approved drug products containing marijuana and marijuana products produced in compliance with state-issued medical marijuana licenses. Adult-use cannabis operations remain Schedule I controlled substances, and Section 280E may be found to continue to apply to those operations.
• DEA registration: We have filed applications for DEA registration, but there is no assurance that such registrations will be granted, maintained or not subsequently revoked. Failure to obtain or maintain DEA registration for qualifying operations could adversely affect our ability to realize Section 280E relief on those operations.
• Pending rulemaking: The Rescheduling Order does not represent a final rule broadly rescheduling cannabis to Schedule III. A separate rulemaking process (the "Proposed Rule") proceeded to a formal administrative hearing from June 29 through July 15, 2026, and post-hearing briefs were subsequently submitted. On September 29, 2026, the presiding Administrative Law Judge ("ALJ") stayed the proceeding to consider a request by certain parties opposing rescheduling to add a U.S. Government Accountability Office report on federal drug scheduling procedures to the record. On October 22, 2026, the ALJ admitted the report into the record and permitted limited supplemental briefing, due by November 5, 2026, but declined to reopen the hearing for additional testimony or evidence. As of the date of this report, the ALJ has not issued a recommended decision, and the DEA has not issued a final rule. The timing and outcome of the Proposed Rule remain uncertain, further procedural delays may occur, and any final rule could be subject to judicial challenge.
• Mixed-use operations: Many of our dispensaries serve both medical patients and adult-use customers. The application of the Rescheduling Order to mixed-use operations is not fully resolved, and pending DEA and Treasury guidance may limit the scope of Section 280E relief available for such operations. In addition, the IRS may disagree with the methodology we use to allocate income and expenses between qualifying medical and adult-use activities.
• Treasury and IRS guidance: Treasury and the IRS have not issued formal guidance on the federal income tax implications of the Rescheduling Order, including transition and allocation matters. We have applied our interpretation beginning on the April 28, 2026 effective date, including the allocation of activities between qualifying medical and adult-use operations. Guidance that differs from our interpretation could require us to adjust our income tax provision, uncertain tax position liabilities and deferred tax assets.

• Retroactive relief uncertainty: The Rescheduling Order encourages the Secretary of the Treasury to consider granting Section 280E relief retroactively to prior tax years. However, no assurance can be given that retroactive relief will be granted, and absent such relief, the Section 280E Position for prior tax years will remain subject to examination, and resulting assessments could exceed our accruals.
• Litigation risk: The Rescheduling Order or any broader rescheduling may face legal challenges from various stakeholders, which could delay, modify or reverse the regulatory changes on which we have relied in assessing our tax positions. Any such outcome could require us to reverse tax benefits recognized in 2026, reestablish uncertain tax position liabilities and valuation allowances, and materially increase our income tax expense.
Risks Related to Our Tax Obligations and Section 280E
The uncertain tax position liability we carry for our Section 280E Position remains material, and our ultimate tax liability could materially exceed our current accruals.
As of September 30, 2026, we carry an uncertain tax position liability of $476.1 million on our Condensed Consolidated Balance Sheets (Unaudited), representing unrecognized tax benefits, including accrued interest and penalties, measured under ASC 740 and associated with our Section 280E Position and other uncertain tax positions. This liability decreased by $55.4 million during the nine months ended September 30, 2026. The decrease was primarily driven by the release of $121.2 million of previously recorded uncertain tax positions related to the treatment of certain costs in our U.S. consolidated tax return during the three months ended March 31, 2026, partially offset by $65.7 million of liability and interest accruals for the nine months ended September 30, 2026. However, the remaining $476.1 million balance is subject to significant uncertainty, including:
• IRS examination: The IRS is currently examining certain tax returns for tax years 2020 through 2024. If our Section 280E Position is not upheld, additional taxes, interest and penalties may be assessed against us, which could substantially exceed our current accruals.
• State tax authorities: Certain state tax authorities are also examining our state-level income tax returns. State income tax laws may apply Section 280E-equivalent disallowances independently of the federal treatment. State conformity to the federal income tax treatment following the Rescheduling Order may also vary by jurisdiction.
• Valuation allowance: We maintain a valuation allowance against certain of our deferred tax assets. If the valuation allowance proves incorrect, our deferred tax expense could increase materially.
• Cash payment obligations: If our Section 280E Position is not sustained, we may be required to pay the related taxes, interest and penalties in cash. Even as Section 280E relief becomes available for qualifying operations, cash tax obligations on adult-use operations and prior years will continue to represent a significant cash outflow.
Risks Related to Our Transition to Compliance with U.S. Domestic Issuer Reporting Requirements
Our transition from complying with MJDS reporting requirements to U.S. domestic issuer reporting requirements creates new compliance obligations and risks.
Beginning with the quarterly report for the quarter ended June 30, 2026, we are voluntarily complying with the registration and ongoing reporting requirements applicable to a U.S. domestic issuer, which subjects us to reporting requirements and liability standards that are different from, and in certain respects more extensive than, those applicable to foreign private issuers relying on the MJDS. These new requirements include:
• SOX Section 404: We will be required to include management’s assessment of ICFR in our first annual report on Form 10-K. Depending on our accelerated filer determination in a given year, we may also be required to include an auditor attestation on ICFR effectiveness, which would require substantial additional audit work and cost.
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
Our Involvement in the U.S. Cannabis Industry
In the U.S., cannabis remains classified as a Schedule I controlled substance under U.S. federal law, except for certain state-licensed medical cannabis products and FDA-approved cannabis drug products that have been reclassified to Schedule III under the CSA pursuant to recent federal regulatory actions, as further discussed herein.
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
For the three and nine months ended September 30, 2026, 83% and 84%, respectively, of our Total revenues, net were directly derived from U.S. cannabis-related activities. We do not differentiate our net assets between those directly derived from cannabis-related activities and those that are unrelated; therefore, such information is not presented.

Regulatory Frameworks Governing Cannabis-Related Activities in the U.S.
Overview of U.S. Federal Regulatory Framework
The Controlled Substances Act
The U.S. federal government regulates drugs, including cannabis, under the CSA, which classifies controlled substances into one of five schedules. Historically, cannabis, other than hemp containing less than 0.3% tetrahydrocannabinol (“THC”) on a dry weight basis, was classified as a Schedule I controlled substance. However, pursuant to recent federal regulatory actions, as further discussed herein, certain state-licensed medical cannabis products and FDA-approved cannabis drug products have been reclassified to Schedule III. Notwithstanding these developments, cannabis remains federally illegal in most forms, and the possession, use, cultivation and distribution of cannabis continue to be subject to significant restrictions under U.S. federal law.
While most jurisdictions have a uniform national framework for regulation of cannabis-related activities, in the U.S., cannabis is separately regulated at the U.S. state and local jurisdictional levels. As a result, U.S. states that have legalized the medical and/or adult-use of cannabis have regulatory frameworks that are in conflict with that of the U.S. federal government.
The United States operates under a system of dual sovereignty, in which both state and federal governments possess independent authority to enact and enforce their own criminal laws. As a result, conduct that is lawful under state law may nonetheless constitute a federal crime, and we could be subject to federal prosecution for violations of the CSA notwithstanding full compliance with applicable state cannabis laws. The Supremacy Clause of the U.S. Constitution establishes that the U.S. Constitution and U.S. federal laws made pursuant to it are paramount and, in case of a direct conflict between U.S. federal and U.S. state law, U.S federal law may preempt state law. Consequently, although our activities are compliant with applicable cannabis-related U.S. state and local regulations, strict compliance with these U.S. state and local regulations may neither absolve the Company of liability under U.S. federal law nor provide a defense to federal criminal charges that may be brought against the Company.
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
Proposed Rule and the Hearing Order
While the Rescheduling Order applies only to state-licensed medical cannabis and FDA-approved cannabis drug products, the Proposed Rule, if finalized, would result in the reclassification of cannabis to Schedule III more broadly, without regard to whether such cannabis is produced for medical or adult-use or under a state license.
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
(ii)cannabis-related activities remain within the scope of the licenses held, including limiting sales to authorized patients or eligible adult consumers, as applicable;
(iii)controls are designed to restrict the distribution of cannabis products to minors;
(iv)controls are designed to prevent the diversion of funds to criminal enterprises, gangs or cartels;
(v)U.S. state-mandated seed-to-sale inventory tracking systems and related procedures are effective in monitoring cannabis and cannabis-derived inventory and preventing diversion across state lines or into jurisdictions where such activities remain prohibited;
(vi)our operations are not used to facilitate the trafficking of other illegal substances or other unlawful activities, including violations of applicable anti-money laundering laws; and
(vii)cannabis and cannabis-derived products comply with applicable regulatory requirements, including labeling and disclosure requirements intended to mitigate public health risks.
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
Anti-Money Laundering Laws and Access to Capital
The Bank Secrecy Act’s (BSA) compliance obligations make most financial institutions unwilling to provide services to U.S. state-licensed cannabis businesses. Accepting proceeds from the sale of cannabis—historically classified as a Schedule I controlled substance under the CSA—may be considered money laundering under U.S. federal law. Notwithstanding recent federal regulatory actions reclassifying certain state-licensed medical cannabis activities to Schedule III, significant uncertainty remains regarding the application of federal anti-money laundering laws to cannabis-related proceeds. Consequently, financial institutions that depend on the U.S. Federal Reserve’s money transfer system face significant legal, regulatory and compliance risks when servicing cannabis-related businesses, which has limited their willingness to accept cannabis-related deposits.
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
Our Compliance Department, reporting to the Chief Legal Officer (“CLO”), oversees state-level compliance functions, monitors local regulatory processes, reports developments to the CLO and designs and implements strategies in response to regulatory changes, while also working with third-party legal counsel to ensure compliance with U.S. cannabis laws and regulations. Our Government Relations Department works with management to (i) develop and maintain relationships with U.S. state and local regulators, elected officials and cannabis industry groups and (ii) implement strategies that protect our rights and those of our U.S. affiliates to participate in the U.S. cannabis industry.
See Part I - Item 1A - Risk Factors of our Annual Report for further risk factors associated with our U.S. operations and those of our U.S. affiliates.
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

Connecticut
Connecticut Licensing Scheme
In Connecticut, the Connecticut Department of Consumer Protection (“CT DCP”) licenses and regulates medical and adult-use cannabis. Cannabis licensing is organized across several categories, including retail, cultivation, manufacturing, delivery and individual licenses and registrations, comprising multiple distinct license types. Medical dispensaries are required to have a licensed pharmacist on-site to dispense cannabis. Connecticut’s dispensary framework has largely transitioned to hybrid retailer licenses, which permit the sale of both medical and adult-use cannabis under licenses approved or issued by the CT DCP.
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
Maine
Maine Licensing Scheme
In Maine, the Maine Department of Administrative and Financial Services Office of Cannabis Policy is responsible for licensing and regulating medical and adult-use cannabis. Licenses are not capped; however, (i) municipalities must opt-in for adult-use and (ii) medical dispensary owners must be residents of Maine. Medical licensees can be vertically integrated, with one license allowed per dispensary and one license per entity, subject to local approval and relevant licensing (e.g., tobacco or food licenses). Adult-use cannabis licensing is divided into four categories: retail, cultivation, testing and manufacturing, with licensees permitted to hold licenses in multiple categories.
Maine Medical Patient Requirements
Qualifying conditions are determined by a practitioner and include any condition where cannabis is deemed therapeutically or palliatively beneficial.
Maryland
Maryland Licensing Scheme
In Maryland, the Maryland Cannabis Administration Commission (“MCA”) licenses and regulates medical and adult-use cannabis. Licenses are divided into five license types: (i) dispensary, (ii) grower/cultivator, (iii) processor, (iv) independent testing laboratory and (v) ancillary business. Each license is linked to a single facility. Regulations limit an individual or entity to holding an interest in, or control over, no more than one grower license, one processor license and four dispensary licenses.
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
For a comprehensive list of qualifying conditions, see the MCA's Medical Cannabis Program: https://cannabis.maryland.gov/Pages/Medical_Cannabis.aspx.
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
New Jersey
New Jersey Licensing Scheme
In New Jersey, the New Jersey Cannabis Regulatory Commission (“NJ CRC”) licenses and regulates medical and adult-use cannabis. Medical licenses are granted to Alternative Treatment Centers, which are vertically integrated businesses engaged in the cultivating, manufacturing and dispensing of their own cannabis and cannabis-derived products for medical use. Adult-use licenses are divided into the following types: (i) cultivation, (ii) manufacturing, (iii) wholesale, (iv) distribution, (v) retail and (vi) delivery. Adult-use licensees may vertically integrate by holding any combination of the license types simultaneously or by holding wholesale and distributor licenses simultaneously. Licenses are generally not capped; however, adult-use licensees are generally limited to operating one business per license type.
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

Manufacturing facilities are restricted to activities that fall under (i) producing, (ii) processing, (iii) acquiring, (iv) possessing, (v) storing, (vi) transferring and (vii) transporting medical cannabis or medical cannabis-derived products. Dispensaries are only permitted to purchase cannabis from licensed manufacturing facilities and engage in the storing, delivering, transferring and transporting of medical cannabis.
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
Utah
Utah Licensing Scheme
As of January 1, 2024, regulatory oversight of Utah's medical-only cannabis program is shared between two departments: (i) the Utah Department of Agriculture and Food (“UDAF”), which oversees the licensing of pharmacies, couriers, cultivation and processors of cannabis for medical use; and (ii) the Utah Department of Health and Human Services (“UDHHS”), which oversees regulation of recommending medical providers, pharmacists and patients. The recently established Cannabis Production Establishment Licensing Advisory Board is responsible for final approval of all medical cannabis licenses. As of the 2025 legislative session, pharmacy licenses are capped at 15 (plus one additional rural license in 2026 and one Closed-Door pharmacy). Standalone Tier 1 Processor licenses are capped at 18 (cap limit has already been reached); however, provisions have been made for cultivation licenses to acquire Tier 2 Processor licenses, which will allow for final packaging of flower. Cultivation licenses are capped at 8 with regulator discretion to increase to 15 (cap limit has not been reached). Licensees are allowed to hold multiple types of licenses, and licenses are non-transferable and non-assignable. Change in ownership of less than 50% are permitted without requiring a new license application.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Security
The following table presents information related to our repurchases of SVS for the periods indicated:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may be purchased under the plan
July 1 - July 31	—	$—	—	—
August 1 - August 31	105,440	9.48	105,440	11,264,140
September 1 - September 30	—	—	—	—
	105,440	9.48	105,440	11,264,140

(1) Our NCIB, which constitutes our current share repurchase program, authorizes us to repurchase up to 11,462,943 SVS during the period from April 20, 2026 to April 19, 2027.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed or furnished herewith or incorporated by reference:

Exhibit No.	Exhibit Description	Filed Herewith / Incorporated by Reference
2.1	Plan of Arrangement	Incorporated by reference from the Company’s Form 6-K filed with the SEC on May 18, 2026 (File No. 333-249081, Exhibit 99.4, Appendix E thereto)
3.1	Notice of Articles of Curaleaf Holdings, Inc. under the Business Corporations Act (British Columbia)	Incorporated by reference from the Company’s Form 6-K filed with the SEC on August 3, 2026 (File No. 333-249081, Exhibit 99.1 thereto)
3.2	Articles of Curaleaf Holdings, Inc. under the Business Corporations Act (British Columbia)	Incorporated by reference from the Company’s Form 6-K filed with the SEC on August 3, 2026 (File No. 333-249081, Exhibit 99.2 thereto)
4.1	Trust indenture dated as of December 15, 2021, between Curaleaf Holdings, Inc. and the trustee named therein	Incorporated by reference from the Company’s Form 6-K filed with the SEC on January 13, 2022 (File No. 333-249081, Exhibit 99.3 thereto)
4.2	First Supplemental Indenture dated as of December 21, 2021, between Curaleaf Holdings, Inc., and the trustee named therein	Incorporated by reference from the Company’s Form 6-K filed with the SEC on January 13, 2022 (File No. 333-249081, Exhibit 99.8 thereto)
4.3	First Amendment dated as of February 8, 2022, to the Trust Indenture dated December 15, 2021, between Curaleaf Holdings, Inc., and the trustee named therein	Incorporated by reference from the Company’s Form 6-K filed with the SEC on August 3, 2026 (File No. 333-249081, Exhibit 99.5 thereto)
4.4	Second Supplemental Indenture dated as of December 8, 2023, between Curaleaf Holdings, Inc., and the trustee named therein	Incorporated by reference from the Company’s Form 6-K filed with the SEC on December 19, 2023 (File No. 333-249081, Exhibit 99.5 thereto)
4.5	Third Supplemental Indenture dated January 17, 2025 governing the 10.00% Senior Secured Notes due December 17, 2027 between Curaleaf Holdings, Inc., and the trustee named therein	Incorporated by reference from the Company’s Form 6-K filed with the SEC on August 3, 2026 (File No. 333-249081, Exhibit 99.6 thereto)
4.6	Fourth Supplemental Indenture, dated as of February 18, 2026, governing the 11.50% Senior Secured Notes due February 18, 2029 among Curaleaf Holdings, Inc., the trustee named therein	Incorporated by reference from the Company’s Form 6-K filed with the SEC on February 27, 2026 (File No. 333-249081, Exhibit 99.1 thereto)
4.7	Coattail Agreement dated as of October 25, 2018 among Curaleaf Holdings, Inc. and the holders of Multiple Voting Shares	Incorporated by reference from the Company’s Form 6-K filed with the SEC on August 3, 2026 (File No. 333-249081, Exhibit 99.3 thereto)
10.1	Second Amendment to Amended and Restated Loan Agreement with Needham Bank dated September 24, 2026	Filed herewith
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (Section 302 Certification)	Filed herewith
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (Section 302 Certification)	Filed herewith
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	Inline XBRL Instance Document	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

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
Date: November 3, 2026

/s/ Ed Kremer
Ed Kremer
Chief Financial Officer (Principal Financial Officer)
Date: November 3, 2026

/s/ Daniel Mickelson
Daniel Mickelson
Chief Accounting Officer
Date: November 3, 2026